Form 10-K
period 1996-06-30
DAINE INDUSTRIES INC
filed 1996-09-26
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K


/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934(Fee Required)

For the Fiscal Year Ended June 30, 1996
Commission File number   0-17330


                     DAINE INDUSTRIES, INC.

     (Exact Name of Registrant as Specified in its Charter)


Delaware                                11-2881685

(State or other jurisdiction of         (I.R.S. Employer
Incorporation or Organization)           Identification Number)


       461 Beach 124 Street, Belle Harbor, New York 11694

(Address of Principal Executive Office)           (Zip Code)


                          (718)474-6568

      (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.

       Yes / X /         No /   /.

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/



As of September 18, 1996, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of Common Stock, $.0001 par value at June 30, 1996 was 248,461,935.

Documents Incorporated By Reference:  None.
                     DAINE INDUSTRIES, INC.

                             Part 1

Item 1.   Business.

     Daine Industries, Inc. ("The Registrant") was incorporated on September 24, 1987 and is currently engaged in the manufacture and assembly of wiring devices.

     On February 26, 1990, the Registrant acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation, a manufacturer and assembler of wiring devices, cord sets and sockets. The assets acquired had a total cost of $738,079, consisting of machinery and equipment, inventory, accounts receivable, a non compete clause entered into with Lite King Corporation's former president and principal shareholder and a rent deposit. The purchase price ($663,079 in cash and a $75,000 five year note payable in quarterly installments with interest of 12%) was arrived at by arms length negotiations and the Registrant obtained the funds for the purchase from its own internal sources. There was no material relationship between the Registrant and Lite King Corporation or any of its officers or directors prior to this transaction. The Registrant had entered into a six month consulting agreement with Lite King Corporation's former president and owner Mr. Jerold Kolton. For the consulting services rendered, the Registrant paid Mr. Kolton the sum of $36,000 plus expenses of $9,000, or a total of $45,000.

     Lite King and its predecessors have been in operation for over twenty five years and its customers are in the Christmas, Halloween, lamp, lighting, point of purchase display and ceramic products field. Lite King's electrical wiring devices, consists of wiring harnesses, "pigtails", power supply cords and the sale of bulbs. Wiring harnesses consist of wire, one or more sockets on a line with a polarized plug and with or without a plug and a switch (which is optional). "Pigtails" consist of a socket and wire. Power supply cords consists of a plug, wire and a switch (which is optional). The Registrant's customers consists of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, religious illuminated items, illuminated ceramic products and electrical specialties. The Registrant's "pigtails" are primarily sold to lamp and chandelier manufacturers while wiring devices and power supply cords are sold primarily to the Registrant's other customers.

     The Registrant obtains its raw materials from a number of different suppliers and believes that it is not dependent upon any source of supply. It faces competition from a number of domestic and international wiring device manufacturers, several of whom are considerably larger than the Registrant. Competition is believed to be intense and while the Registrant believes it is able to finance future growth internally, management believes that a number of the Registrant's competitors are materially stronger financially along with having production facilities located domestically and overseas, taking advantage of lower rates offshore.

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $54,000 plus tax escalations. The lease is scheduled to expire on April 30, 2002. At June 30, 1996, there were approximately 31 employees, all except three which were engaged in manufacturing and assembly activities. For the year ended June 30, 1995, four customers accounted for 31.3%, 29.8%, 25% and 5%, respectively of total revenues. For the fiscal year ended June 30, 1996 four customers accounted for 43%, 24.4%, 15.1% and 5.2% respectively of total revenues. The loss of any one of these customers would have a material adverse effect on the Registrant's future operations.
No other customer accounted for 10% or more of revenues for the 1995 and 1996 fiscal years.

     Lite King has embarked upon a modernization program which resulted in upgrading some of its present tooling and equipment. The modernization program has resulted in some improvement in productivity in some production areas and in making available some improved products. Management will also continue to seek out the acquisition of other companies or the purchase of assets of other firms which may be in a related field to Lite King or which may complement Lite King's business although no assurances can be given that such an acquisition or purchase will be completed in the near future.

Item 2.   Properties

     As of June 30, 1996, the Registrant owned no property. Lite King's facilities consist of 16,000 square feet of office and factory space pursuant to a five year lease scheduled to expire on April 30, 2002. Annual lease payments during the first two years ending on June 30, 1999 will amount to $58,000 plus tax escalations. During the third year the rental amounts to $60,000 plus tax escalations and during the fourth and fifth year of the lease ending April 30, 2992, the annual lease payment amounts to $62,000 plus tax escalations. The Registrant's corporate office is in the facility of Modern Technology Corp., an affiliated company for which it does not pay rent.

Item 3.   Legal Proceedings

     The President and Secretary-Treasurer of the Registrant have been included as defendants in a class action entitled "Barker et. al v. Power Securities Corp., et. al" in the Western District of New York which commenced in February 1989. The complaint alleges violations of the securities laws(section 10b and Rule 10b-5 of the Securities and Exchange Act of 1934) in trading certain securities including those of the Company and its affiliated company, Davin Enterprises Inc., by all of the defendants. The officers and directors of the Registrant named in the complaint, who are also officers and directors of Davin Enterprises Inc., deny the allegations and believe the suit to be without merit. The Registrant has undertaken to advance any expenses necessary and incurred by the officers and directors in the litigation subject to an undertaking by such officer and director to repay the advances if it be ultimately determined that the officer or director is not entitled to be indemnified. At this date, expenses are not material. A judgement by settlement was entered against certain defendants other than those who are officers of this Registrant. The officers of the Registrant continue to deny the allegations against them and plaintiffs have not been pursuing the suit against them. In the event that the plaintiffs were to prevail against the officers and directors and a judgment was issued against them, this may have a material adverse effect on the Registrant's future financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters.

     The following table sets forth, for the periods indicated, the Company's common stock as published by the National Daily Quotation Service. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                        High Bid       Low Bid

Quarter ended September 30, 1994          *              *
Quarter ended December 31, 1994           *              *
Quarter ended March 31, 1995              *              *
Quarter ended June 30, 1995               *              *
Quarter ended September 30, 1995          *              *
Quarter ended December 31, 1995           *              *
Quarter ended March 31, 1996              *              *
Quarter ended June 30, 1996               *              *

*there were no pink sheet market makers for the Registrant's common stock; no price information was available.

     On September 12, 1996, there was no market for the shares of the Registrant.
     Number of shareholders of record on September 12, 1996 was 695.

     Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6.   Selected Financial Data

                    For The Year Ended June 30,
                   1996            1995        1994        1993       1992

Net Sales         $1,610,409  $2,907,587  $2,127,327  $1,759,895  $  $1,597,229
Interest Income     11,193     14,068       14,493       14,820     24,059
Net Income (Loss)  (31,332)    114,996      71,878       93,732     80,424
Net Income (Loss)
 Per Share           NIL         NIL         NIL         NIL         NIL
Total Assets     1,981,225    2,232,032   2,065,842   1,798,703    1,609,284
Long Term Debt         -0-         -0-         -0-      11,250      26,250
Dividends              -0-         -0-         -0-         -0-      -0-


Item 7.   Management's Discussion And Analysis of Results of
          Operations.

     For the year ended June 30, 1994, the Registrant generated revenues of $2,127,327. During the year ended June 30, 1995, the Registrant generated revenues of $2,907,587. During the year ended June 30, 1996, the Registrant generated revenues of $1,610,409. During the year ended June 30, 1996, the Registrant generated a net loss of $31,332 as compared with a net income after taxes of $114,996 for the year ended June 30, 1995 and net income after taxes of $71,878 for the year ended June 30, 1994. The decrease in profitability for fiscal year 1996 as compared with fiscal year 1995 was due to lower revenues. The fiscal year 1996 loss figure consists of a gross margin of $386,769 and interest income of $11,193, offset by general and administrative expenses of $391,837, and depreciation and amortization expense of $39,741 less an income tax expense benefit amounting to $2,284 resulting in a net loss of $31,332. For the year ended June 30, 1995, net income before income taxes amounted to $191,959 and income tax expense of $76,963, resulting in net income of $114,996.

     The fiscal year 1995 net income figure of $114,996, consisted of a gross margin of $748,897 and interest income of $14,068, offset by general and administrative expenses of $521,783, interest expense of $718 and depreciation and amortization expense of $48,505 and combined federal and state income taxes of $76,963.

     As of June 30, 1996, the Registrant had total assets of $1,981,225 as compared with total assets of $2,232,032 at June 30, 1995. The decrease in assets of $250,807 can be attributed to a decline in the following current asset categories: cash and cash equivalents ($163,236), and accounts receivable ($190,105) and and increase in several current asset categories, such as inventory $96,074 and prepaid expenses $29,066. There was a decrease in the fixed asset account: $22,606 (net).

     During fiscal year 1996, total liabilities declined by $219,475 reflected by a decrease in current liabilities of $220,499, while deferred tax liabilities rose by $1,024. At June 30, 1996, shareholders' equity amounted to $1,628,887 as compared with $1,660,219 at June 30, 1995. The current ratio (current assets to current liabilities) at June 30, 1996 was approximately 5:1.

     Management presently is considering a number of negative factors which could have a material adverse effect on fiscal 1997 revenues and profitability. The Company presently works with two non profit testing organizations for its U.S. and Canadian electrical products(Underwriters Laboratories[U.L.] and the Canadian Standards Association[C.S.A.]). U.L. has proposed new standards for 1997 seasonal products for the U.S. which management considers extreme and unrealistic. For example, as of 9/15/96, no new fused plug for the seasonal cord sets has been approved by U.L. for 1997. Since this is an important component of the Company's product, the lack of an approved plug could have a material adverse effect on the Company's business. The company is working to have its components approved for the 1997 U.L. standard before 12/31/96. While the company is attempting to also obtain another testing organization's approval for the 1997 seasonal product standards, no assurance can be given at this time that approval for 1997 U.S. seasonal products will be obtained. If the Company's customers require product with these 1997 approvals and approvals are not received by January 1, 1997, this could have a materially negative effect on Company's revenues and operations. Because of these uncertainties, management can not forecast fiscal year 1997 revenues or profitability.

Item 8.   Financial Statements

     Attached and listed in Item 14.

Item 9.   Changes In and Disagreements with Accountants in
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 10.  Directors and Executive Officers

     The executive officers and directors of the Registrant are as follows:

                  Age                             Term Expires

Arthur Seidenfeld  45  President and Director  Next annual meeting
Anne Seidenfeld    83  Treasurer,Secretary
                         and Director          Next annual meeting
Gerald Kaufman     55  Director                Next annual meeting

     Each of the above named individuals has served the Registrant in the capacity indicated since its formation on September 24, 1987 (with the exception that Anne Seidenfeld became the Registrant's secretary on December 17, 1989 and Gerald Kaufman became a director in 1990), and Arthur Seidenfeld and Anne Seidenfeld may be deemed a "parent" under the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

     Arthur Seidenfeld, President and Director was awarded a B.S. Degree in Accounting from New York University in 1972 and an M.B.A. in Finance in 1978 from Pace University. He has also served as President and Director of Modern Technology Corp., a public company since 1983. Mr. Seidenfeld is also President and a Director of Davin Enterprises, Inc., a public company whose proposed business is to provide a mechanism to take advantage of business opportunities, which went public during the quarter ended September 30, 1987. From July 1994, he is also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities.

     Anne Seidenfeld, Secretary-Treasurer and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is Treasurer, Secretary and a Director of Modern Technology Corp. and is Treasurer, Secretary and a Director of Davin Enterprises, inc.

     Gerald Kaufman, Director, has been a practicing attorney for over twenty five years. He has served as a director of the Registrant, along with being a director of Modern Technology Corp. and Davin Enterprises, Inc. since November 1990. He has also been a director of American Mayflower Life Insurance Co. since 1973.

     Arthur Seidenfeld is the son of Anne Seidenfeld.

     No forms 4 or 5 were filed by officers or directors during the fiscal year ended June 30, 1996.


Item 11.  Management - Remuneration and Transactions

     For the year ended June 30, 1996, Arthur Seidenfeld, President and a Director of the Company received a salary of $66,473 from Lite King Corp. Anne Seidenfeld, Treasurer and a Director of the Company, received a salary of $20,700- for the year ended June 30, 1996 from Lite King Corp. She has performed bookkeeping and other administrative services for Lite King Corp. No other option or bonus plan exists. The loss of the President's involvement with Lite King Corp. may have an adverse effect on future Company operations.
     The officers of the Company did not receive salaries from the Registrant during the year ended June 30, 1996 with the exception of the salaries received from Lite King Corp., listed above.
                              PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock:

Title of Class
Common Stock

Name of Beneficial Owner           Amount &       Percentage
                                   Nature of       of Class
                                   Beneficial
                                   Ownership

Modern Technology Corp.
461 Beach 124 Street
Belle Harbor, New York             72,000,000@         29.0%

Arthur Seidenfeld
461 Beach 124 Street
Belle Harbor, New York             36,000,000          14.5%

Anne Seidenfeld
461 Beach 124 Street
Belle Harbor, New York             20,000,000           8.0%

American Israel Ventures Corp.
461 Beach 124 Street
Belle Harbor, New York             15,000,000@          6.0%

@ Arthur Seidenfeld and Anne Seidenfeld are president and secretary, treasurer respectively of Modern Technology Corp. and also own 49% and 12% respectively of the common stock of Modern
Technology Corp.

Arthur Seidenfeld owns 70% of the outstanding shares of American Israel Ventures Corp. Anne Seidenfeld owns 25% of the outstanding shares of American Israel Ventures Corp. Arthur Seidenfeld and Anne Seidenfeld are president and treasurer-secretary respectively of American Israel Ventures Corp.

b.   The shares owned by management are as follows:
     Common Stock.

  Arthur Seidenfeld      36,000,000        14.5%
  Anne Seidenfeld        20,000,000         8.0%
  Gerald Kaufman          3,000,000         1.2%
Item 13.  Certain Relationships and Related Transactions.

     The Registrant's corporate office is in the facility of Modern Technology Corp., an affiliated company where it does not pay any rent.

Item 14.  Exhibits, Financial Statements and Schedules.

a)  Financial Statements and Financial Statement Schedules.

     Consolidated Balance Sheets - June 30, 1996 and 1995.
     Consolidated Statement of Shareholders' Equity For the Period July 1, 1993 to June 30, 1996.
     Consolidated Statement of Operations For the Years Ended June 30, 1996, 1995 and 1994.
     Consolidated Statement of Cash Flows For the Years Ended June 30, 1996, 1995, and 1994.

b)  Schedules

     V    PROPERTY AND EQUIPMENT
     VI   ACCUMULATED DEPRECIATION
     X    STATEMENT OF EXPENSES AMOUNTING TO 1% OR MORE OF NET
          SALES
     XIII CAPITAL SHARES
     XVI  SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

     Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Securities Act of 1934 by Registrant which have not registered securities pursuant to Section 12 of the Securities Act of 1934:

     a) No annual report or proxy material has been sent to security holders. When such report or proxy materials are furnished to securities holders subsequent to the filing of this report, copies shall be furnished to the Commission when sent to securities holders.




                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     DAINE INDUSTRIES, INC.


                        BY  Arthur Seidenfeld
                            President
                   Dated:   September 18, 1996
























































                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                     JUNE 30, 1996 AND 1995






















                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


CONSOLIDATED BALANCE SHEETS - ASSETS                          2


CONSOLIDATED BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               4


CONSOLIDATED STATEMENTS OF OPERATIONS                         5


CONSOLIDATED STATEMENTS OF CASH FLOWS                        6-7


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               8-11










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
461 Beach 124 Street
Belle Harbor, New York  11694


We have audited the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of June 30, 1996 and 1995 and the related consolidated statements of operations, statements of shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAINE INDUSTRIES, INC. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 7, 1996



                                                    Page 1 of 11

                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S


                                                     June 30,
                                                1996         1995


CURRENT ASSETS
  Cash and Cash Equivalents                  $  287,482   $  450,718
  Accounts Receivable                           519,935      710,040
  Inventory                                     903,353      807,279
  Prepaid Expenses                               38,237        9,171
  Total Current Assets                        1,749,007    1,977,208

FIXED ASSETS, At Cost
  Machinery and Equipment                       384,873      369,890
  Leasehold Improvements                          9,787        7,635
  Less:  Accumulated Depreciation
    and Amortization                           (168,542)    (128,801)
                                                226,118      248,724

OTHER ASSETS
  Deposits                                        6,100        6,100


TOTAL ASSETS                                 $1,981,225   $2,232,032




















The accompanying notes are an integral part of these financial statements.

                                             Page 2 of 11
                         DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                                     June 30,
                                                1996         1995


CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses      $  335,486   $  555,985

OTHER LIABILITIES
  Deferred Income Tax Liability (Note 4)         16,852       15,828

TOTAL LIABILITIES                               352,338      571,813

COMMITMENTS AND CONTINGENCIES
  (Note 3)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding                 2,485        2,485
  Paid-In Capital                             1,441,597    1,441,597
  Retained Earnings                             184,805      216,137

TOTAL SHAREHOLDERS' EQUITY                    1,628,887    1,660,219


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $1,981,225   $2,232,032
















The accompanying notes are an integral part of these financial statements.


                                                       Page 3 of 11
                        DAINE INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1, 1993 to June 30, 1996



                                                                   Total
                        Number    $.00001                         Share-
                          of        Par     Paid-In   Retained   holders'
                        Shares     Value    Capital   Earnings    Equity



BALANCES AT
JULY 1, 1993         248,461,935  $2,485  $1,441,597  $ 29,263  $1,473,345

Net Income for
the Year Ended
June 30, 1994                                           71,878      71,878

BALANCES AT
JUNE 30, 1994        248,461,935   2,485   1,441,594   101,141   1,545,223

Net Income for
the Year Ended
June 30, 1995                                          114,996     114,996

BALANCES AT
JUNE 30, 1995        248,461,935   2,485   1,441,594   216,137   1,660,219

(Loss) for
the Year Ended
June 30, 1996                                          (31,332)    (31,332)


BALANCES AT
JUNE 30, 1996        248,461,935  $2,485  $1,441,594  $184,805  $1,628,887
















The accompanying notes are an integral part of these financial statements.


                                                                Page 4 of 11
                       DAINE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                            For The Years Ended June 30,
                                           1996         1995        1994


REVENUES
  Sales - Net                           $1,610,409   $2,907,587  $2,127,327

COST OF GOODS SOLD
  Beginning Inventory                      807,279      810,385     561,479
  Purchase and Freight                   1,106,998    1,795,974   1,470,378
  Direct Labor                             212,716      359,610     285,578
                                         2,126,993    2,965,969   2,317,435

  Less:  Inventory - End of Period         903,353      807,279     810,385
                                         1,223,640    2,158,690   1,507,050

  GROSS MARGIN                             386,769      748,897     620,277

  Interest Income                           11,193       14,068      14,493

  General and Administrative
    Expenses                              (391,837)    (521,783)   (466,189)

  Interest Expense                             -0-         (718)     (2,475)
  Depreciation and Amortization Expense    (39,741)     (48,505)    (47,509)

INCOME (LOSS) BEFORE INCOME TAXES          (33,616)     191,959     118,597

  Income Tax Expense (Benefit) (Note 4)     (2,284)      76,963      46,719


NET INCOME (LOSS)                       $  (31,332)  $  114,996  $   71,878


Earnings (Loss) Per Share                   NIL         NIL         NIL


Weighted Average Number of Shares
  of Common Stock Outstanding          248,461,935  248,461,935 248,461,935











The accompanying notes are an integral part of these financial statements.


                                                               Page 5 of 11
                          DAINE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            For The Years Ended June 30,
                                            1996        1995       1994


CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                      $ (31,332)  $114,996   $ 71,878
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                             39,741     48,505     47,509
      Change in Assets and Liabilities:
        Decrease (Increase) in Accounts
          Receivable                       190,105   (204,584)  (103,961)
        Decrease (Increase) in Inventory   (96,074)     3,106   (248,906)
        Decrease (Increase) in Prepaid
          Expenses                         (29,066)    (5,206)     7,180
        Decrease (Increase) in Deferred
          Taxes - Current                      -0-        -0-      4,814
        Decrease (Increase) in Deposits        -0-        -0-     14,500
        Decrease (Increase) in Deferred
          Taxes - Noncurrent                   -0-        -0-      2,467
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses    (220,499)    53,148    203,729
        Increase (Decrease) in Deferred
          Income Tax Liability               1,024      9,296      6,532
  Net Cash Provided By (Used In)
      Operating Activities                (146,101)    19,261      5,742

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                     (17,135)   (82,157)   (50,950)
  Net Cash (Used In) Investing
    Activities                             (17,135)   (82,157)   (50,950)

















The accompanying notes are an integral part of these financial statements.


                                                             Page 6 of 11
                         DAINE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)



                                            For The Years Ended June 30,
                                            1996        1995       1994


CASH FLOWS FROM FINANCING ACTIVITIES
  Net Borrowings (Repayment) Under
    Short-Term and Long-Term Debt              -0-    (11,250)   (15,000)

    Net Cash Provided By (Used In)
      Financing Activities                     -0-    (11,250)   (15,000)

Net Increase (Decrease) in Cash and
  Cash Equivalents                        (163,236)   (74,146)   (60,208)

Cash and Cash Equivalents at
  Beginning of Period                      450,718    524,864    585,072

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 287,482   $450,718   $524,864

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
      Interest                           $     -0-   $    718   $  2,475
      Income Taxes                       $  52,519   $ 41,407   $ 18,639


























The accompanying notes are an integral part of these financial statements.


                                                            Page 7 of 11
                   DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accounts of the Company and its consolidated 100% owned subsidiary, Lite King Corporation, are included in the consolidated financial statements. All intercompany balances and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.

         ACCOUNTS RECEIVABLE

         Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. As of each balance sheet date, no reserve was considered necessary.

         INVENTORY

         Inventories are stated at the lower of cost or market.
         Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         6/30/96    6/30/95
               Raw Materials            $766,527   $627,270
               Work-in-Process            27,412     61,503
               Finished Goods            109,414    118,506
                                        $903,353   $807,279

          MAJOR CUSTOMERS

          During the years ended June 30, 1996 and 1995, three customers accounted for approximately 43%, 24%, 15%, and 31%, 30%, 25%, respectively, of total revenues. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

          PROPERTY AND EQUIPMENT

          Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

          Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 10 years.






                                                    Page 8 of 11
                    DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                           (Continued)


          REVENUE RECOGNITION POLICY

          The company recognizes sales, for both financial statement purposes and for tax purposes, when the products are shipped to customers.

          SHAREHOLDERS' EQUITY

          The company issued 50,000,000 units, consisting of one share common stock, $.00001 par value, one redeemable Class A Common Stock Purchase warrant and one redeemable Class B Common Stock Purchase warrant, and 152,000,000 shares to officers of the company and other individuals. As of June 30, 1994, June 30, 1993 and June 30, 1992,
          37,224,425 Class "A" and 9,237,510 Class "B" warrants were exercised, and the balance of the warrants have expired.

NOTE 2:  ACQUISITION

         On February 26, 1990 Daine Industries, Inc. purchased the assets of Lite King Corporation. The purchase price was $738,079, which was paid $663,079 in cash and $75,000 in a note (see footnote 4).

         The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to assets acquired based on their fair market value at the date of acquisition.

NOTE 3:  COMMITMENTS AND CONTINGENCIES

         The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1997      $ 54,667
                         1998        58,000
                         1999        58,333
                         2000        60,333
                         2001        62,000
                         Total     $293,333

          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

          Certain officers and directors of the company have been included as defendants in a class action entitled "Barker et al v. Power Securities Corp., et al" in the Western District of New York, which action alleges violations of the securities laws, in trading certain securities including those of the company and its affiliated

                                                    Page 9 of 11
                   DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                           (Continued)


          company, Davin Enterprises Inc., by all of the defendants. Certain officers and directors of the company, who are also officers and directors of Davin Enterprises Inc., deny the allegations and believe the suit to be without merit. The alleged violations refer to Section 10b and Rule 10b-5 of the Securities and Exchange Act of 1934.

          The company has undertaken to advance any expenses necessary and incurred by the officers and directors in the litigation subject to an undertaking by such officer and director to repay the advances if it be ultimately determined that the officer or director is not entitled to be indemnified. At this date, expenses are not material. In the event that the plaintiffs were to prevail against the officers and directors and a judgment was issued against them, this may have a material adverse effect on the company's future financial condition. Management feels that an estimate of the possible range of loss cannot be made at this time.

NOTE 4:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates. The company has been following APB Opinion No. 11 for reporting income taxes in prior years. Beginning with the year ended June 30, 1993, the company adopted FAS 109 for reporting income taxes. This did not have a material effect on the financial statements.

         Income tax expense for June 30, 1996 is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences.

                                           June 30,
                                     1996     1995     1994

         Current tax expense (benefit):
           Income tax at
            statutory rates        $ 3,143  $67,666  $56,645
           Operating loss
            carryback               (5,930)     -0-  (13,992)
           Other differences          (521)     -0-   (2,466)
                                    (3,308)  67,666   40,187

         Deferred tax expense:
           Depreciation              1,024    9,297    6,532

         Total Tax Expense
           (Benefit)               $(2,284) $76,963  $46,719




                                                   Page 10 of 11
                   DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                           (Continued)


NOTE 5:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.
















































                                                   Page 11 of 11










Our examination was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in the following Schedules is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 7, 1996

SCHEDULE V

                            DAINE INDUSTRIES, INC.
                            PROPERTY AND EQUIPMENT
                       For The Year Ended June 30, 1996





  Column A      Column B    Column C    Column D      Column E     Column F

Classification  Balance at  Additions  Retirements  Other Changes  Balance at
                Beginning    At Cost                Add (Deduct)     End of
                of Period                            Describe        Period



EQUIPMENT       $369,890    $14,983                                $384,873


STRAIGHT LINE BASIS
10 YEAR LIFE

IMPROVEMENTS    $7,635      $2,152                                 $9,787

STRAIGHT LINE BASIS
5 YEAR LIFE

                --------    --------                               --------
TOTAL           $377,525    $17,135                                $394,660
                ========    ========                               ========


SCHEDULE VII

                            DAINE INDUSTRIES, INC.
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                            PROPERTY AND EQUIPMENT
                       For The Year Ended June 30, 1996





  Column A      Column B    Column C    Column D      Column E     Column F

Description     Balance at  Additions  Retirements  Other Changes  Balance at
                Beginning   Charged to              Add (Deduct)     End of
                of Period   Costs and                Describe        Period
                            Expenses



ACCUMULATED
DEPRECIATION    $128,801    $39,741                                $168,542


STRAIGHT LINE BASIS
5 & 10 YEAR LIFE


SCHEDULE X


                             DAINE INDUSTRIES, INC.

                       STATEMENT OF EXPENSES AMOUNTING TO
                             1% OR MORE OF NET SALES
                        For the Year Ended June 30, 1996


        ITEM                                         AMOUNT



        Officers Salaries                             $87,173

        Utilities                                      18,859

        Insurance - Employee Group                     45,641

        Insurance - General                            47,119

        Professional Fees                              31,738


        Total                                        $230,530

SCHEDULE XIII

                                        DAINE INDUSTRIES, INC.
                                            CAPITAL SHARES

                           FOR THE PERIOD FROM JULY 1, 1995 TO JUNE 30, 1996
Column A     Column B     Column C     Column D           Column E                  Column F                   Column G

                                       Number of Shares   Shares Outstanding        Number of Shares           Number of Shares
                                       Included in        as Shown on or            Held by Affiliates         Reserved for
                                       Column C Which     Included in Related       for Which Statements       Options, Common
                                       Are:               Balance Sheet Under       Are Filed Herewith:        Stock And Other
                                                          Caption "Capital                                     Rights
                                                          Shares"

                          Number of     (1)      (2)
                          Shares       Held by  Not Held                                (1)        (2)
                          Issued       or for   by or for                          Persons        Others         (1)        (2)
Name of       Number      and not      Account  Account   (1)          (2)         Included                    Directors   Other
Issuer and    of Shares   Retired       of       of       Number       Amount of   In                          Officers
Title of      Authorized  or           Issuer   Issuer                   Which     Consolidated                  And
Issue         by Charter  Canceled     Thereof  Thereof                  Shown     Statements                  Employees

Daine
Industries
Inc.

Common Stock  350,000,000 248,461,935   0        0         248,461,935  2,485       None          None          None        None



SCHEDULE XVI
                     DAINE INDUSTRIES, INC.

        SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

                For the Year Ended June 30, 1996


Column A                                     Column B

  Item                                  Charged to costs and
                                        expenses for the period

Maintenance and Repairs                      $ 10,488

Depreciation                                   39,741

Taxes, Other Than Income Taxes - Payroll       24,684

     State and Local Income Taxes               4,289

     Commercial Rent Tax                        2,356

Rent                                           54,000

Advertising Costs                               6,407


Total                                        $141,965


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                  Title                             Date


Arthur Seidenfeld     President and Director            September 18, 1996
                      Principal Executive Officer
                      and Principal Financial Officer




Anne Seidenfeld       Treasurer, Secretary              September 18, 1996
                      and Director




Gerald Kaufman        Director                          September 18, 1996