Form 10-Q
period 1996-09-30
DAINE INDUSTRIES INC
filed 1996-11-14
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 0-17330

                     DAINE INDUSTRIES, INC.

     (Exact Name of Registrant as Specified in its Charter)

Delaware                                11-28811685

(State or other jurisdiction of         (I.R.S. Employer
Incorporation or Organization)            Identification Number)

       461 Beach 124 Street. Belle Harbor, New York 11694

(Address of Principal Executive Office)           (Zip Code)

                          (718)474-6568

      (Registrant's Telephone Number, Including Area Code)


      (Former Name, Former Address and Former Fiscal Year,
                  If Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.
Yes / X /  No /  /

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes /  /   No /  /
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 248,461,935

                              10Q-1
















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996







                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


CONSOLIDATED BALANCE SHEETS - ASSETS                          2


CONSOLIDATED BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               4


CONSOLIDATED STATEMENTS OF OPERATIONS                         5


CONSOLIDATED STATEMENTS OF CASH FLOWS                         6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               7-10







        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
461 Beach 124 Street
Belle Harbor, New York  11694

We have reviewed the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of September 30, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 7, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                   GREENBERG & COMPANY LLC
October 29, 1996

                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S



                                      Sept. 30, 1996
                                       (Unaudited)     June 30,1996


CURRENT ASSETS
  Cash and Cash Equivalents             $  352,259       $  287,482
  Accounts Receivable                      597,990          519,935
  Inventory                                947,185          903,353
  Prepaid Expenses                          37,735           38,237
  Total Current Assets                   1,935,169        1,749,007

FIXED ASSETS, At Cost
  Machinery and Equipment                  384,873          384,873
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (180,457)       (168,542)
                                           214,203          226,118

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $2,155,472       $1,981,225


















Subject to the comments contained in the Accountants' Review Report.

                     DAINE INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS

  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U IT Y


                                      Sept. 30, 1996
                                       (Unaudited)     June 30,1996



CURRENT LIABILITIES
  Accounts Payable                      $  452,935       $  335,486
  Accured Expenses                          40,389              -0-
    Total Current Liabilities              493,324          335,486

OTHER LIABILITIES
  Deferred Income Tax Liability
    (Note 5)                                16,852           16,852

TOTAL LIABILITIES                          510,176          352,338

COMMITMENTS AND CONTINGENCIES
  (Note 4)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings                        201,214          184,805

TOTAL SHAREHOLDERS' EQUITY               1,645,296        1,628,887


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $2,155,472       $1,981,225











Subject to the comments contained in the Accountants' Review Report.

                      DAINE INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For The Period July 1, 1994 to September 30, 1996



                                                                  Total
                        Number    $.00001                        Share-
                          of        Par     Paid-In   Retained  holders'
                        Shares     Value    Capital   Earnings   Equity



BALANCES AT
JULY 31, 1994        248,461,935  $2,485  $1,441,594  $101,141 $1,545,223

Net Income for
the Year Ended
June 30, 1995                                          114,996    114,996

BALANCES AT
JUNE 30, 1995        248,461,935   2,485   1,441,594   216,137  1,660,219

Net (Loss) for
the Year Ended
June 30, 1996                                          (31,332)   (31,332)

BALANCES AT
JUNE 30, 1996
(Audited)            248,461,935   2,485   1,441,594   184,805  1,628,887

Net Income
for the Three
Months Ended
September 30, 1996                                      16,409     16,409



BALANCES AT
SEPTEMBER 30, 1996
(UNAUDITED)          248,461,935  $2,485  $1,441,594  $201,214 $1,645,296










Subject to the comments contained in the Accountants' Review Report.

                        DAINE INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Three Months Ended
                                              September 30,
                                            1996         1995


REVENUES
  Sales - Net of Returns
    and Allowances                       $  736,270   $  556,827

COST OF GOODS SOLD
  Beginning Inventory                       903,353      807,279
  Purchase and Freight                      504,264      633,417
  Direct Labor                              100,680       60,959
                                          1,508,297    1,501,655
  Less:  Inventory - End of Period         (947,185)  (1,089,603)
  Cost of Goods Sold                        561,112      412,052

  GROSS MARGIN                              175,158      144,775

Interest Income                               2,418        3,234

General and Administrative Expenses        (146,307)    (115,811)

Depreciation and Amortization
  Expense                                   (11,915)      (9,935)

INCOME BEFORE INCOME TAXES                   19,354       22,263

Income Tax Expense                            2,945        5,988


NET INCOME                               $   16,409   $   16,275


Earnings Per Share                          NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935









Subject to the comments contained in the Accountants' Review Report.

                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                         For The Three Months Ended
                                                September 30,
                                               1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $ 16,409   $ 16,275
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       11,915      9,935
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                              (78,055)  (131,374)
    Decrease (Increase) in Inventory          (43,832)  (282,324)
    Decrease (Increase) in Prepaid Expenses       502    (14,393)
    Increase (Decrease) in Accounts Payable   117,449    110,049
    Increase (Decrease) in Accrued Expenses    40,389    (58,104)

 Net Cash Provided By (Used In) Operating
  Activities                                   64,777    (87,188)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                             -0-     (7,235)

 Net Cash (Used In) Investing Activities          -0-     (7,235)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Borrowings Under (Repayment of)
   Short-Term and Long-Term Debt                  -0-        -0-

 Net Cash Provided By (Used In)
    Financing Activities                          -0-        -0-

Net Increase (Decrease) in Cash and
 Cash Equivalents                              64,777    (94,423)

Cash and Cash Equivalents at
  Beginning of Period                         287,482    450,718

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $352,259   $356,295


Supplemental Disclosures of Cash Flow Information:
     Interest                                $    -0-   $    -0-
     Taxes                                        221     47,098





Subject to the comments contained in the Accountants' Review Report.

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                           (UNAUDITED)

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         Daine Industries, Inc. (Daine) is a Delaware corporation. Daine owns 100% of the stock of Lite King Corp. (LKC) a New York corporation. Daine's principal purpose is to hold the stock of LKC. LKC's principal business is the manufacture and assembly of electrical wiring devices, cord sets and sockets. LKC's customers consists of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, and other electrical specialties. The customers are located throughout North America.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         INVENTORY

         Inventories are stated at the lower of cost or market.
         Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         9/30/96    6/30/96
               Raw Materials            $810,359   $766,527
               Work-in-Process            27,412     27,412
               Finished Goods            109,414    109,414
               Total                    $947,185   $903,353

          MAJOR CUSTOMERS
          During the periods ended September 30, 1996 and 1995, three customers accounted for approximately 45%, 26%, 18%, and 31%, 30%, 25%, respectively, of total revenues. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

                       DAINE INDUSTRIES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                           (UNAUDITED)
                           (Continued)

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

          PREPARATION OF FINANCIAL STATEMENTS

          Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the use of management's estimates, primarily related to collectibility of receivables and depreciable lives of furniture and equipment. Accordingly, actual results could differ from those estimates.

NOTE 3:   ACQUISITION

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

NOTE 4:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1997      $ 54,667
                         1998        58,000
                         1999        58,333
                         2000        60,333
                         2001        48,500
                         Total     $279,833

          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

                     DAINE INDUSTRIES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                           (UNAUDITED)
                           (Continued)

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

NOTE 5:   INCOME TAXES

          Income taxes are accrued at the statutory U.S. and state income tax rates.

          Beginning with the year ended June 30, 1993, the company adopted FAS 109 for reporting income taxes. This did not have a material effect on the financial statements.

          Income tax expense is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences.

                                            September 30,
                                            1996     1995

          Current tax expense:
            Income tax at statutory rates  $2,945   $5,988

          Total Tax Expense                $2,945   $5,988








                                                   Page 9 of 10
                   DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                           (UNAUDITED)
                           (Continued)


NOTE 6:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 7:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1996 to September 30, 1996 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.





































                                                   Page 10 of 10

                 Part 1.  Financial Information


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Daine Industries, Inc. ("The Registrant") was incorporated on September 24, 1987 and is currently engaged in the manufacture and assembly of wiring devices. During the quarter ended March 31, 1988, the Registrant completed its proposed public offering. On February 26, 1990, Daine Industries, Inc. purchased the assets of Lite King Corp. The purchase price was $738,079, which was paid $663,079 in cash and $75,000 in a note.

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $50,000. Lite King's work force fluctuates during the year, from about 14-35 employees, all except three which were engaged in manufacturing and assembly activities.

     As a result of the acquisition of the assets of Lite King Corporation by the Registrant's wholly owned subsidiary, during the three months ended September 30, 1996, the Registrant generated revenues of $736,270. During the three months ended September 30, 1995 the Registrant generated revenues of $556,827. During the three months ended September 30, 1996, the Registrant had a net income of $16,409 as compared with net income of $16,275 for the three months ended September 30, 1995.

     Management expects a general downturn in revenues to continue into the next quarter (quarter ended December 31, 1996). Management also anticipates activities for the quarter ended December 31, 1996 may result in a loss. The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which resulted in lower gross margins. The Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of September 30, 1996, the Registrant had total assets of $2,155,472, current assets of $1,935,169, fixed assets of $214,203, other assets of $6,100, current liabilities of $493,324, and total shareholders' equity of $1,645,296. At June 30, 1996, total assets amounted to $1,981,225, current assets of $1,749,007, fixed assets of $226,118, other assets of $6,100, current liabilities of $335,486, other liabilities of $16,852 and shareholders' equity of $1,628,887.

     Lite King is embarking upon an expansion program which resulted in the addition of new equipment. The Registrant has also begun to manufacture some of the components used in some of its finished products. As part of this program, Lite King has upgraded some existing tooling which should result in having available some improved products. Management believes it has adequate financing to fund Lite King's expansion program.

     The Registrant has begun the introduction of several new products for sale directly to the end user as compared with current sales to original equipment manufacturers. These products will be sold as replacement items for Christmas, Halloween and Easter decorative plastic items. Management does not anticipate sales of these new products to have a material effect on fiscal year 1997 revenues or Company profitability.

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the three months ended September 30, 1996, Lite King's three largest customers accounted for about 89% of its total sales. The loss of any of these customers could have a material adverse effect on the Registrant's operations.

     The cash and cash equivalents balances of the Company as of September 30, 1996 and June 30, 1996 were $352,259 and $287,482 respectively. The increase in cash and cash equivalents was principally the result of higher sales for the quarter ended September 30, 1996. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

     The Company does not believe that the impact of inflation on its activities is significant. The Company is directing its marketing effort to reach out to new potential customers in non-related fields. No assurance can be given that such marketing activities will result in the Company adding new customers. Management sees added operating problems in fiscal year 1997 (year ended June 30, 1997) as a result of new regulations being proposed by Underwriter Laboratories Inc. (UL) for Christmas and other seasonal products. These new UL regulations will add additional costs to the Company's products and unless the Company is able to pass along these additional costs, profit margins for the Company's products in fiscal year 1997 will be lower. The Company also needs to meet these new requirements. Failure to meet these requirements could have an adverse material effect on the Company's future operations. At the date of this report, the Company has received approvals from U.L. for its sockets (#518 and #418) but is still waiting for an approval for the fused plug purchased from suppliers. Management is not aware of any fused plugs available on the market, which have been approved to date by U.L. Management cannot yet determine what will occur at 1/1/97 if U.L. does not approve any fused plug.


                  PART II.  OTHER INFORMATION:


Item 1.  Legal Proceedings.

         See 9/30/89 Form 10-Q Re: "Barker et. al v. Power
         Securities Corp., at al".

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters To A Vote of Security Holders.
         None.

Item 5.  Other Materially Important Events.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  By
                        Arthur Seidenfeld
                            President
                    Dated:  November 9, 1996