Form 10-K/A
period 1996-06-30
DAINE INDUSTRIES INC
filed 1996-11-18
CIK 824845

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

Item 6.   Selected Financial Data

                    For The Year Ended June 30,
                   1996            1995        1994        1993       1992

Net Sales         $1,610,409  $2,907,587  $2,127,327  $1,759,895  $1,597,229
Interest Income     11,193     14,068       14,493       14,820     24,059
Net Income (Loss)  (31,332)    114,996      71,878       93,732     80,424
Net Income (Loss)
 Per Share           NIL         NIL         NIL         NIL         NIL
Total Assets     1,981,225    2,232,032   2,065,842   1,798,703    1,609,284
Long Term Debt         -0-         -0-         -0-      11,250      26,250
Dividends              -0-         -0-         -0-         -0-      -0-


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


                     DAINE INDUSTRIES, INC.


                        BY  Arthur Seidenfeld
                            President
                   Dated:   November 18, 1996
























































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


Name                  Title                             Date


Arthur Seidenfeld     President and Director            November 18, 1996
                      Principal Executive Officer
                      and Principal Financial Officer




Anne Seidenfeld       Treasurer, Secretary              November 18, 1996
                      and Director




Gerald Kaufman        Director                          November 18, 1996