Form 10-Q
period 1996-12-31
DAINE INDUSTRIES INC
filed 1997-02-14
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1996 or

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

          240 Clarkson Avenue, Brooklyn, New York 11226

(Address of Principal Executive Office)           (Zip Code)

                          (718)469-3132

      (Registrant's Telephone Number, Including Area Code)

          461 Beach 124 Street, Belle Harbor, NY 11694

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.  248,461,935
                              10Q-1

















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1996








                            I N D E X





                                                            Page


INDEPENDENT ACCOUNTANTS' REVIEW REPORT                        1


CONSOLIDATED BALANCE SHEETS - ASSETS                          2


CONSOLIDATED BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               4


CONSOLIDATED STATEMENTS OF OPERATIONS                        5-6


CONSOLIDATED STATEMENTS OF CASH FLOWS                         7


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               8-11








             INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York

We have reviewed the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the six month periods ended December 31, 1996 and 1995, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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

Springfield, New Jersey
January 14, 1997

                                                    Page 1 of 11

                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S



                                       Dec. 31, 1996
                                       (Unaudited)     June 30, 1996


CURRENT ASSETS
  Cash and Cash Equivalents             $  366,691       $  287,482
  Accounts Receivable                      253,330          519,935
  Inventory                                931,912          903,353
  Prepaid Expenses                          26,320           38,237
  Total Current Assets                   1,578,253        1,749,007

FIXED ASSETS, At Cost
  Machinery and Equipment                  385,874          384,873
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (192,373)        (168,542)
                                           203,288          226,118

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $1,787,641       $1,981,225





















The accompanying notes are an integral part of these financial statements.


                                                         Page 2 of 11
                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                       Dec. 31, 1996
                                       (Unaudited)     June 30, 1996



CURRENT LIABILITIES
  Accounts Payable                      $  135,523       $  335,486
  Accured Expenses                          30,124              -0-
    Total Current Liabilities              165,647          335,486

OTHER LIABILITIES
  Deferred Income Tax Liability
    (Note 5)                                16,852           16,852

TOTAL LIABILITIES                          182,499          352,338

COMMITMENTS AND CONTINGENCIES
  (Note 4)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings                        161,060          184,805

TOTAL SHAREHOLDERS' EQUITY               1,605,142        1,628,887


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $1,787,641       $1,981,225













The accompanying notes are an integral part of these financial statements.

                         DAINE INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For The Period July 1, 1994 to December 31, 1996



                          Common Stock                             Total
                        Number    $.00001                         Share-
                          of        Par     Paid-In   Retained   holders'
                        Shares     Value    Capital   Earnings    Equity



BALANCES AT
JULY 31, 1994        248,461,935  $2,485  $1,441,594  $101,141  $1,545,223

Net Income for
the Year Ended
June 30, 1995                                          114,996     114,996

BALANCES AT
JUNE 30, 1995        248,461,935   2,485   1,441,594   216,137   1,660,219

Net Income (Loss)
for the Year Ended
June 30, 1996                                          (31,332)    (31,332)

BALANCES AT
JUNE 30, 1996
(Audited)            248,461,935   2,485   1,441,594   184,805   1,628,887

Net Income (Loss)
for the Six
Months Ended
December 31, 1996                                      (23,745)    (23,745)



BALANCES AT
DECEMBER 31, 1996
(UNAUDITED)          248,461,935  $2,485  $1,441,594  $161,060  $1,605,142













The accompanying notes are an integral part of these financial statements.

                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                        For The Three Months Ended
                                                December 31,
                                             1996        1995


REVENUES
  Sales - Net of Returns
    and Allowances                        $  161,906   $  161,483

COST OF GOODS SOLD
  Beginning Inventory                        947,185    1,089,603
  Purchase and Freight                        19,523       82,327
  Direct Labor                                42,799       47,371
                                           1,009,507    1,219,301
  Less:  Inventory - End of Period          (931,912)  (1,120,603)
  Cost of Goods Sold                          77,595       98,698

  GROSS MARGIN                                84,311       62,785

  INTEREST INCOME                              2,354        3,195

  SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  (117,628)     (79,666)

  DEPRECIATION AND AMORTIZATION
  EXPENSE                                    (11,915)      (9,937)

INCOME (LOSS) BEFORE INCOME TAXES            (42,878)     (23,623)

Income Tax Expense (Benefit)(Note 5)          (2,724)      (1,793)


NET INCOME (LOSS)                         $  (40,154)  $  (21,830)


Earnings Per Share                           NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935








Subject to the comments contained in the Accountants' Review Report.

                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                         For The Six Months Ended
                                                December 31,
                                             1996        1995


REVENUES
  Sales - Net of Returns
    and Allowances                        $  898,176   $  718,310

COST OF GOODS SOLD
  Beginning Inventory                        903,353      807,279
  Purchase and Freight                       523,787      715,774
  Direct Labor                               143,479      108,300
                                           1,570,619    1,631,353
  Less:  Inventory - End of Period          (931,912)  (1,120,603)
  Cost of Goods Sold                         638,707      510,750

  GROSS MARGIN                               259,469      207,560

  INTEREST INCOME                              4,772        6,429

  SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  (263,934)    (195,477)

  DEPRECIATION AND AMORTIZATION
  EXPENSE                                    (23,831)     (19,872)

INCOME (LOSS) BEFORE INCOME TAXES            (23,524)      (1,360)

Income Tax Expense (Benefit)(Note 5)             221        4,195


NET INCOME (LOSS)                         $  (23,745)  $   (5,555)


Earnings Per Share                           NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935








Subject to the comments contained in the Accountants' Review Report.

                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                          For The Six Months Ended
                                                December 31,
                                               1996       1995


CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $(23,745)  $ (5,555)
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       23,831     19,872
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                              266,605    566,856
    Decrease (Increase) in Inventory          (28,559)  (313,324)
    Decrease (Increase) in Prepaid Expenses    11,917     (9,397)
    Increase (Decrease) in Accounts Payable  (199,963)  (170,103)
    Increase (Decrease) in Accrued Expenses    30,124    (82,991)

 Net Cash Provided By (Used In) Operating
  Activities                                   80,210      5,358

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                          (1,001)   (15,337)

 Net Cash (Used In) Investing Activities       (1,001)   (15,337)

Net Increase (Decrease) in Cash and
 Cash Equivalents                              79,209     (9,979)

Cash and Cash Equivalents at
  Beginning of Period                         287,482    450,718


CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $366,691   $440,739


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                $    -0-   $    -0-
     Taxes                                   $    221   $ 52,519






Subject to the comments contained in the Accountants' Review Report.

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (UNAUDITED)

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

         INVENTORY

         Inventories are stated at the lower of cost or market.
         Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                        12/31/96    6/30/96
               Raw Materials            $653,138   $766,527
               Work-in-Process           149,799     27,412
               Finished Goods            128,975    109,414
                                        $931,912   $903,353

          MAJOR CUSTOMERS

          During the periods ended December 31, 1996 and 1995, three customers accounted for approximately 54%, 23%, 16%, and 41%, 30%, 11%, respectively, of total revenues. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (UNAUDITED)
                           (Continued)

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

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (UNAUDITED)
                           (Continued)

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

                                             December 31,
                                            1996     1995

          Current tax expense:
            Income tax at statutory rates  $221     $4,195

          Total Tax Expense                $221     $4,195

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (UNAUDITED)
                           (Continued)


NOTE 6:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 7:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1996 to December 31, 1996 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.

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

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $54,000. Lite King's work force fluctuates during the year, from about 10-35 employees, all except three which were engaged in manufacturing and assembly activities.

     Lite King Corporation, The Registrant's wholly owned subsidiary, during the six months ended December 31, 1996, generated revenues of $898,176. During the six months ended
December 31, 1995 the Registrant generated revenues of $718,310.
During the six months ended December 31, 1996, the Registrant had a net loss of $23,745 as compared with a net loss of $5,555 for the six months ended December 31, 1995.

     Management expects a general downturn in revenues to continue in the next quarter (quarter March 31, 1997). Management also anticipates activities for the quarter ended March 31, 1997 may result in a loss. The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which resulted in lower gross margins. The Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of December 31, 1996, the Registrant had total assets of $1,787,641, current assets of $1,578,253, fixed assets of $203,288, other assets of $6,100, current liabilities of $165,647, and total shareholders' equity of $1,605,142. At June 30, 1996, total assets amounted to $1,981,225, current assets of $1,749,007, fixed assets of $226,118, other assets of $6,100, current liabilities of $335,486, other liabilities of $16,852 and shareholders' equity of $1,628,887.

     Lite King has embarked upon an expansion program which resulted in the addition of new equipment. The Registrant has also begun to manufacture some of the components used in some of its finished products. As part of this program, Lite King has upgraded some existing tooling which should result in having available some improved products. Management believes it has adequate financing to fund Lite King's expansion program.

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

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the three months ended December 31, 1996, Lite King's three largest customers accounted for about 93% of its total sales. The loss of any of these customers could have a material adverse effect on the Registrant's operations.

     The cash and cash equivalents balances of the Company as of December 31, 1996 and June 30, 1996 were $366,691 and $287,482 respectively. The increase in cash and cash equivalents was principally the result of higher sales for the six months ended December 31, 1996. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

     The Company does not believe that the impact of inflation on its activities is significant. The Company is directing its marketing effort to reach out to new potential customers in non-related fields. No assurance can be given that such marketing activities will result in the Company adding new customers. Management sees added operating problems in fiscal year 1997 (year ended June 30, 1997) as a result of new regulations being proposed by Underwriter Laboratories Inc. (UL) for Christmas and other seasonal products. These new UL regulations will add additional costs to the Company's products and unless the Company is able to pass along these additional costs, profit margins for the Company's products in fiscal year 1997 will be lower. The Company also needs to meet these new requirements. Failure to meet these requirements could have an adverse material effect on the Company's future operations. At the date of this report, the Company has received approvals from U.L. for its sockets (#518 and #418) but is still waiting for an approval for the fused plug purchased from suppliers. As of February 7, 1997, management is not aware of any fused plugs available on the market, which have been approved to date by U.L. Management cannot yet determine what will occur at 7/1/97 if U.L. does not approve any fused plug.



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




                    By      Arthur Seidenfeld
                            President
                    Dated:  February 9, 1997