Form 10-Q
period 1997-03-31
DAINE INDUSTRIES INC
filed 1997-05-12
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 1997 or

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

















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                         MARCH 31, 1997








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








             INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York

We have reviewed the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of March 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the nine month periods ended March 31, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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


                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
April 24, 1997

                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S



                                      March 31, 1997
                                       (Unaudited)     June 30, 1996


CURRENT ASSETS
  Cash and Cash Equivalents             $  284,197       $  287,482
  Accounts Receivable                      356,167          519,935
  Inventory                                805,393          903,353
  Prepaid Expenses                          22,016           38,237
  Total Current Assets                   1,467,773        1,749,007

FIXED ASSETS, At Cost
  Machinery and Equipment                  389,421          384,873
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (204,287)        (168,542)
                                           194,921          226,118

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $1,668,794       $1,981,225





















The accompanying notes are an integral part of these financial statements.

                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                      March 31, 1997
                                       (Unaudited)     June 30, 1996



CURRENT LIABILITIES
  Accounts Payable                      $   59,771       $  335,486
  Accured Expenses                          43,393              -0-
    Total Current Liabilities              103,164          335,486

OTHER LIABILITIES
  Deferred Income Tax Liability
    (Note 5)                                16,852           16,852

TOTAL LIABILITIES                          120,016          352,338

COMMITMENTS AND CONTINGENCIES
  (Note 4)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings                        104,696          184,805

TOTAL SHAREHOLDERS' EQUITY               1,548,778        1,628,887


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $1,668,794       $1,981,225













The accompanying notes are an integral part of these financial statements.

                          DAINE INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1, 1994 to March 31, 1997



                          Common Stock                             Total
                        Number    $.00001                         Share-
                          of        Par     Paid-In   Retained   holders'
                        Shares     Value    Capital   Earnings    Equity



BALANCES AT
JULY 31, 1994        248,461,935  $2,485  $1,441,594  $101,141  $1,545,223

Net Income for
the Year Ended
June 30, 1995                                          114,996     114,996

BALANCES AT
JUNE 30, 1995        248,461,935   2,485   1,441,594   216,137   1,660,219

Net Income (Loss)
for the Year Ended
June 30, 1996                                          (31,332)    (31,332)

BALANCES AT
JUNE 30, 1996
(Audited)            248,461,935   2,485   1,441,594   184,805   1,628,887

Net Income (Loss)
for the Nine
Months Ended
March 31, 1997                                         (80,109)    (80,109)



BALANCES AT
MARCH 31, 1997
(UNAUDITED)          248,461,935  $2,485  $1,441,594  $104,696  $1,548,778













The accompanying notes are an integral part of these financial statements.

                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Three Months Ended
                                                  March 31,
                                             1997        1996


REVENUES
  Sales - Net of Returns
    and Allowances                        $  231,512   $  315,964

COST OF GOODS SOLD
  Beginning Inventory                        931,912    1,120,603
  Purchase and Freight                        16,140       63,097
  Direct Labor                                25,189       41,655
                                             973,241    1,225,355
  Less:  Inventory - End of Period          (805,393)    (997,602)
  Cost of Goods Sold                         167,848      227,753

  GROSS MARGIN                                63,664       88,211

  INTEREST INCOME                              2,155        2,181

  SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  (108,469)    (111,878)

  DEPRECIATION AND AMORTIZATION
  EXPENSE                                    (11,914)       9,934

INCOME (LOSS) BEFORE INCOME TAXES            (54,564)     (31,420)

Income Tax Expense (Benefit)(Note 5)          (1,799)     (20,401)


NET INCOME (LOSS)                         $  (56,363)  $  (11,019)


Earnings Per Share                           NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935









Subject to the comments contained in the Accountants' Review Report.

                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Nine Months Ended
                                                  March 31,
                                             1997        1996


REVENUES
  Sales - Net of Returns
    and Allowances                        $1,129,688   $1,034,274

COST OF GOODS SOLD
  Beginning Inventory                        903,354      807,279
  Purchase and Freight                       539,927      778,871
  Direct Labor                               168,668      149,955
                                           1,611,949    1,736,105
  Less:  Inventory - End of Period          (805,393)    (997,602)
  Cost of Goods Sold                         806,556      738,503

  GROSS MARGIN                               323,132      295,771

  INTEREST INCOME                              6,927        8,610

  SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  (372,403)    (307,355)

  DEPRECIATION AND AMORTIZATION
  EXPENSE                                    (35,745)     (29,806)

INCOME (LOSS) BEFORE INCOME TAXES            (78,089)     (32,780)

Income Tax Expense (Benefit)(Note 5)           2,020      (16,206)


NET INCOME (LOSS)                         $  (80,109)  $  (16,574)


Earnings Per Share                           NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935









Subject to the comments contained in the Accountants' Review Report.

                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                         For The Nine Months Ended
                                                  March 31,
                                               1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $(80,109)  $(16,574)
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       35,745     29,806
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                              163,768    449,732
    Decrease (Increase) in Inventory           97,960   (190,323)
    Decrease (Increase) in Prepaid Expenses    16,221    (22,536)
    Increase (Decrease) in Accounts Payable  (275,715)  (323,224)
    Increase (Decrease) in Accrued Expenses    43,393    (87,568)


 Net Cash Provided By (Used In) Operating
  Activities                                    1,263   (160,687)

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                          (4,548)   (16,837)

 Net Cash (Used In) Investing Activities       (4,548)   (16,837)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Borrowings Under (Repayment of)
   Short-Term and Long-Term Debt                  -0-        -0-

 Net Cash Provided By (Used In)
    Financing Activities                          -0-        -0-

Net Increase (Decrease) in Cash and
 Cash Equivalents                              (3,285)  (177,524)

Cash and Cash Equivalents at
  Beginning of Period                         287,482    450,718

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $284,197   $273,194


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                $    -0-   $    -0-
     Taxes                                   $  2,020   $ 52,519




Subject to the comments contained in the Accountants' Review Report.

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1997
                           (UNAUDITED)

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

         INVENTORY

         Inventories are stated at the lower of cost or market.
         Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         3/31/97    6/30/96
               Raw Materials            $526,619   $766,527
               Work-in-Process           149,799     27,412
               Finished Goods            128,975    109,414
                                        $805,393   $903,353

          MAJOR CUSTOMERS

          During the periods ended March 31, 1997 and 1996, three customers accounted for approximately 48%, 23%, 16%, and 41%, 30%, 11%, respectively, of total revenues. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1997
                           (UNAUDITED)
                           (Continued)

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

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1997
                           (UNAUDITED)
                           (Continued)

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

                                                March 31,
                                             1997     1996

          Current tax expense:
            Income tax at statutory rates   $2,020  $  3,744
            Tax (benefit) - NOL carryback      -0-   (19,950)

          Total Tax Expense (Benefit)       $2,020  $(16,206)

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1997
                           (UNAUDITED)
                           (Continued)


NOTE 6:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 7:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1996 to March 31, 1997 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.





































                                                   Page 11 of 11
                 Part 1.  Financial Information


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

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000. Lite King's work force fluctuates during the year, from about 10-35 employees, all except three which were engaged in manufacturing and assembly activities.

     Lite King Corporation, the Registrant's wholly owned subsidiary, during the nine months ended March 31, 1997, generated revenues of $1,129,688. During the nine months ended March 31, 1996 the Registrant generated revenues of $1,034,274. During the nine months ended March 31, 1997, the Registrant had a net loss of $80,109 as compared with a net loss of $16,574 for the nine months ended March 31, 1996. The loss can be attributed primarily to higher general and administrative expenses, especially additional rent expense due to real estate taxes in accordance with the lease and added Underwriters Laboratories' (UL) expenses in connection with registration of new products.

     The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which resulted in lower gross margins. The Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of March 31, 1997, the Registrant had total assets of $1,668,794, current assets of $1,467,773, fixed assets of $194,921, other assets of $6,100, current liabilities of $103,164, and total shareholders' equity of $1,548,778. At June 30, 1996, total assets amounted to $1,981,225, current assets of $1,749,007, fixed assets of $226,118, other assets of $6,100, current liabilities of $335,486, other liabilities of $16,852 and shareholders' equity of $1,628,887.

     The Registrant has introduced several new products for sale directly to the end user as compared with current sales to original equipment manufacturers. These products have been sold to craft stores and as replacement items for blow molded novelty products. Management does not anticipate sales of these new products to have a material effect on fiscal year 1998 revenues or Company profitability.

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the three months ended March 31, 1997, Lite King's three largest customers accounted for about 87% of its total sales. The loss of any of these customers could have a material adverse effect on the Registrant's operations.

     The cash and cash equivalents balances of the Company as of March 31, 1997 and June 30, 1996 were $284,197 and $287,482 respectively. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

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

     At the date of this report, the Company has received approvals from U.L. for its sockets (#518 and #418) but is still waiting for an approval of its wiring harnesses utilizing newly approved fused plugs. Management has learned that a new fused plug for outdoor use has been approved by U.L. at the end of April 1997 however commercial quantities of these plugs are not expected to be available to the Company and other firms until the last quarter of 1997. The Company and its blow molded customers will be requesting a waiver from U.L. to use a 1996 U.L. listed fused plug currently on the market for the remainder of 1997. No assurance can be given that such a waiver will be granted. Management cannot yet determine what will occur if U.L. does not grant the requested waiver.

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



                  By
                        Arthur Seidenfeld
              President and Chief Executive Officer
                      Dated:  May 12, 1997