Form 10-K
period 1997-06-30
DAINE INDUSTRIES INC
filed 1997-09-29
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934(Fee Required)

For the Fiscal Year Ended June 30, 1997
Commission File number   0-17330

                           DAINE INDUSTRIES, INC.

           (Exact Name of Registrant as Specified in its Charter)

Delaware                                       11-2881685

(State or other jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                  Identification Number)

                   240 Clarkson Avenue, Brooklyn NY 11226

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

        Yes / X /            No /   /.

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of September 18, 1997, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 18, 1997 was 248,461,935.


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

      Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000 plus tax escalations. The lease is scheduled to expire on April 30, 2002. At June 30, 1997, there were approximately 30 employees, all except three which were engaged in manufacturing and assembly activities. For the year ended June 30, 1997, three customers accounted for 38%, 28% and 18%, respectively of total revenues. For the fiscal year ended June 30, 1996 four customers accounted for 43%, 24.4%, 15.1% and 5.2% respectively of total revenues. The loss of any one of these customers would have a material adverse effect on the Registrant's future operations. No other customer accounted for 10% or more of revenues for the 1997 and 1996 fiscal years.

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

Item 2.     Properties

      As of June 30, 1997, the Registrant owned no property. Lite King's facilities consist of 16,000 square feet of office and factory space pursuant to a five year lease scheduled to expire on April 30, 1997. On May 31, 1996, the lease was renewed for a five year period scheduled to end on April 30, 2002. Annual lease payments during the first two years ending on April 30, 1999 will amount to $58,000 plus tax escalations. During the third year the rental amounts to $60,000 plus tax escalations and during the fourth and fifth year of the lease ending April 30, 2002, the annual lease payment amounts to $62,000 plus tax escalations. The Registrant's corporate office is in the facility of Modern Technology Corp., an affiliated company for which it does not pay rent.

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

                                               High Bid         Low Bid

Quarter ended September 30, 1995                 *                *
Quarter ended December 31, 1995                  *                *
Quarter ended March 31, 1996                     *                *
Quarter ended June 30, 1996                      *                *
Quarter ended September 30, 1996                 *                *
Quarter ended December 31, 1996                  *                *
Quarter ended March 31, 1997                     *                *
Quarter ended June 30, 1997                      *                *

*there were no pink sheet market makers for the Registrant's common stock; no price information was available.

      On September 11, 1997, there was no market for the shares of the Registrant.
      Number of shareholders of record on September 11, 1997 was 676.

      Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6.     Selected Financial Data

                       For The Year Ended June 30,
                        1997          1996       1995         1994          1993

Net Sales            $1,850,407    $1,610,409     $2,907,587   $2,127,327   $1,759,895
Interest Income           9,037        11,193         14,068       14,493       14,820
Net Income (Loss)        (8,909)      (31,332)       114,996       71,878       93,732
Net Income (Loss)
 Per Share                NIL          NIL            NIL           NIL         NIL
Total Assets          1,782,416     1,981,225      2,232,032    2,065,842    1,798,703
Long Term Debt              -0-           -0-           -0-          -0-        11,250
Dividends                   -0-           -0-           -0-          -0-           -0-

Item 7.     Management's Discussion And Analysis of Results of
            Operations.

      For the year ended June 30, 1995, the Registrant generated revenues of $2,907,587. During the year ended June 30, 1996, the Registrant generated revenues of $1,610,409. During the year ended June 30, 1997, the Registrant generated revenues of $1,850,407. During the year ended June 30, 1997, the Registrant generated a net loss of $8,909 as compared with a net loss of $31,332 for the year ended June 30, 1996 and net income after taxes of $114,996 for the year ended June 30, 1995. The decrease in the net loss for fiscal year 1997 as compared with fiscal year 1996 was due to higher revenues. The fiscal year 1997 net loss figure consists of a gross margin of $547,242 and interest income of $9,037, offset by general and administrative expenses of $514,487, and depreciation and amortization expense of $47,943 less an income tax benefit amounting to $2,758 resulting in a net loss of $8,909. For the year ended June 30, 1996, the net loss before income taxes amounted to $33,616 less an income tax benefit of $2,284, resulting in a net loss of $31,332.

      The fiscal year 1996 net loss figure of $31,332, consisted of a gross margin of $386,769 and interest income of $11,193, offset by general and administrative expenses of $391,837 and depreciation and amortization expense of $39,741 less an income tax benefit of $2,284.

      As of June 30, 1997, the Registrant had total assets of $1,782,416 as compared with total assets of $1,981,225 at June 30, 1996. The decrease in assets of $198,809 can be attributed to a decline of $159,779 in the following current asset categories: a decrease in accounts receivable ($17,676), inventory ($296,226) and prepaid expenses ($27,386) and an increase in cash and cash equivalents $181,509. There was a decrease in the fixed asset account $39,030 (net).

      During fiscal year 1997, total liabilities declined by $189,900 reflected by a decrease in current liabilities of $188,006 and a decrease in deferred tax liabilities of $1,814. At June 30, 1997, shareholders' equity amounted to $1,619,978 as compared with $1,628,887 at June 30, 1996. The current ratio (current assets to current liabilities) at June 30, 1997 was approximately 10:1.

      At June 30, 1994 the Registrant's Net Operating Loss Carryforward was totally utilized. The utilization of the NOL during fiscal year 1994 should have a negative effect on future net cash flow, as the Registrant can anticipate higher tax expenditures. Management believes the Registrant has adequate resources to finance such modernization programs from internal sources.

      Management presently is considering a number of negative factors which could have a material adverse effect on fiscal 1998 revenues and profitability. The Company presently works with two non profit testing organizations for its U.S. and Canadian electrical products(Underwriters Laboratories[U.L.] and the Canadian Standards Association[C.S.A.]). U.L. has proposed new standards for 1997 seasonal products for the U.S. which management considers extreme and unrealistic. The Company has obtained a listing for its candelabra based wiring harness under the new standards but not as yet for its medium (edison) based wiring harness due to a lack of availability of approved listed componets. The Company may have to purchase edison based wiring harnesses from a supplier, lowering the Company's profitability on this product line. This could have a materially negative effect on future Company's revenues and operations. The Company's candelabra line of wiring harnesses will rise in price along with a related increase in materials and labor. Because of these uncertainties, management can not forecast fiscal year 1998 revenues or profitability.

Item 8.     Financial Statements

      Attached and listed in Item 14.

Item 9.     Changes In and Disagreements with Accountants in
            Accounting and Financial Disclosure.

      None.

                                  PART III

Item 10.    Directors and Executive Officers

      The executive officers and directors of the Registrant are as follows:

                     Age                                  Term Expires

Arthur Seidenfeld  46  President and Director   Next annual meeting
Anne Seidenfeld    84  Treasurer,Secretary
                             and Director              Next annual meeting
Gerald Kaufman       56  Director                      Next annual meeting

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

      Arthur Seidenfeld, President and Director was awarded a B.S. Degree in Accounting from New York University in 1972 and an M.B.A. in Finance in 1978 from Pace University. He has also served as President and Director of Modern Technology Corp., a public company since 1983. Mr. Seidenfeld is also President and a Director of Davin Enterprises, Inc., a public company whose proposed business is to provide a mechanism to take advantage of business opportunities, which went public during the quarter ended September 30, 1987. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. Since December 1996, he is President and Director of Coral Development Corp., a public company seeking to provide a mechanism to take advantage of business opportunities.

      Anne Seidenfeld, Secretary-Treasurer and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is Treasurer, Secretary and a Director of Modern Technology Corp. and is Treasurer, Secretary and a Director of Davin Enterprises, Inc. and Coral Development Corp.

      Gerald Kaufman, Director, has been a practicing attorney for over twenty five years. He has served as a director of the Registrant, along with being a director of Modern Technology Corp. and Davin Enterprises, Inc. since November 1990. He has also been a director of American Mayflower Life Insurance Co. since 1973.

      Arthur Seidenfeld is the son of Anne Seidenfeld.

      No forms 4 or 5 were filed by officers or directors during the fiscal year ended June 30, 1997.


Item 11.    Management - Remuneration and Transactions

      For the year ended June 30, 1997, Arthur Seidenfeld, President and a Director of the Company received a salary of $84,710. Anne Seidenfeld, Treasurer and a Director of the Company, received a salary of $23,300 for the year ended June 30, 1997 from Lite King Corp. She has performed bookkeeping and other administrative services for Lite King Corp. No other option or bonus plan exists. The loss of the President's involvement with Lite King Corp. may have an adverse effect on future Company operations.

      The officers of the Company did not receive salaries from the Registrant during the year ended June 30, 1997 with the exception of the salaries received from Lite King Corp., listed above.
                                   PART IV

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

Item 14.    Exhibits, Financial Statements and Schedules.

a)  Financial Statements and Financial Statement Schedules.

      Consolidated Balance Sheets - June 30, 1997 and 1996. Consolidated Statement of Shareholders' Equity For the Period July 1, 1994 to June 30, 1997.
      Consolidated Statement of Operations For the Years Ended June 30, 1997, 1996 and 1995.
      Consolidated Statement of Cash Flows For the Years Ended June 30, 1997, 1996, and 1995.
      Notes to the Consolidated Financial Statements For the Years Ended June 30, 1997, 1996 and 1995.

b)  Schedules

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


                           DAINE INDUSTRIES, INC.


                         BY       Arthur Seidenfeld
                                  President
                         Dated:   September 18, 1997

































































                           DAINE INDUSTRIES, INC.

                            FINANCIAL STATEMENTS

                           JUNE 30, 1997 AND 1996






















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










              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
240 Clarkson Avenue
Brooklyn, NY 11226


We have audited the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of June 30, 1997 and 1996 and the related consolidated statements of operations, statements of shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAINE INDUSTRIES, INC. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                         GREENBERG & COMPANY LLC

Springfield, New Jersey
July 31, 1997




                                                             Page 1 of 11

                              DAINE INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS



                                    A S S E T S


                                                              June 30,
                                                        1997           1996


CURRENT ASSETS
  Cash and Cash Equivalents                          $  468,991     $  287,482
  Accounts Receivable                                   502,259        519,935
  Inventory                                             607,127        903,353
  Prepaid Expenses                                       10,851         38,237
  Total Current Assets                                1,589,228      1,749,007

FIXED ASSETS, At Cost
  Machinery and Equipment                               393,786        384,873
  Leasehold Improvements                                  9,787          9,787
  Less:  Accumulated Depreciation
    and Amortization                                   (216,485)      (168,542)
                                                        187,088        226,118

OTHER ASSETS
  Deposits                                                6,100          6,100


TOTAL ASSETS                                         $1,782,416     $1,981,225






















The accompanying notes are an integral part of these financial statements.


                                                                    Page 2 of 11
                              DAINE INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS



        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                                              June 30,
                                                        1997           1996


CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses              $  145,827     $  335,486
  Income Tax Payable                                      1,573            -0-
  Total Current Liabilities                             147,400        335,406

OTHER LIABILITIES
  Deferred Income Tax Liability                          15,038         16,852

TOTAL LIABILITIES                                       162,438        352,338

COMMITMENTS AND CONTINGENCIES
  (Note 3)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding                         2,485          2,485
  Paid-In Capital                                     1,441,597      1,441,597
  Retained Earnings                                     175,896        184,805

TOTAL SHAREHOLDERS' EQUITY                            1,619,978      1,628,887


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                               $1,782,416     $1,981,225















The accompanying notes are an integral part of these financial statements.


                                                                Page 3 of 11
                                 DAINE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      For The Period July 1, 1994 to June 30, 1997



                                                                              Total
                            Number      $.00001                              Share-
                              of          Par      Paid-In     Retained     holders'
                            Shares       Value     Capital     Earnings      Equity



BALANCES AT
JULY 1, 1994             248,461,935    $2,485   $1,441,594    $101,141    $1,545,223

Net Income (Loss)
for the Year Ended
June 30, 1995                                                   114,996       114,996

BALANCES AT
JUNE 30, 1995            248,461,935     2,485    1,441,594     216,137     1,660,219

Net Income (Loss)
for the Year Ended
June 30, 1996                                                   (31,332)      (31,332)

BALANCES AT
JUNE 30, 1996            248,461,935     2,485    1,441,594     184,805     1,628,887

Net Income (Loss)
for the Year Ended
June 30, 1997                                                    (8,909)       (8,909)


BALANCES AT
JUNE 30, 1997            248,461,935    $2,485   $1,441,594    $175,896    $1,619,978















The accompanying notes are an integral part of these financial statements.



                                                                    Page 4 of 11
                                  DAINE INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS




                                              For The Years Ended June 30,
                                             1997           1996          1995


REVENUES
   Sales - Net                           $1,850,407     $1,610,409    $2,907,587

COST OF GOODS SOLD
   Beginning Inventory                      903,353        807,279       810,385
   Purchase and Freight                     757,890      1,106,998     1,795,974
   Direct Labor                             249,049        212,716       359,610
                                          1,910,292      2,126,993     2,965,969

   Less:  Inventory - End of Period         607,127        903,353       807,279
                                          1,303,165      1,223,640     2,158,690

   GROSS MARGIN                             547,242        386,769       748,897

   Interest Income                            9,037         11,193        14,068

   General and Administrative
     Expenses                             (514,487)      (391,837)     (521,783)

   Interest Expense                            -0-            -0-          (718)
   Depreciation and Amortization Expense   (47,943)       (39,741)      (48,505)

INCOME (LOSS) BEFORE INCOME TAXES           (6,151)       (33,616)      191,959

   Income Tax Expense (Benefit)              2,758         (2,284)       76,963


NET INCOME (LOSS)                       $   (8,909)    $  (31,332)   $  114,996


Earnings (Loss) Per Share                   NIL           NIL           NIL


Weighted Average Number of Shares
  of Common Stock Outstanding           248,461,925   248,461,925   248,461,925












The accompanying notes are an integral part of these financial statements.


                                                                   Page 5 of 11
                                  DAINE INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For The Years Ended June 30,
                                               1997          1996         1995


CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                        $  (8,909)    $ (31,332)   $114,996
   Adjustment to Reconcile Net Income
     to Net Cash Provided By (Used In)
     Operating Activities:
       Depreciation and Amortization
         Expense                               47,943        39,741      48,505
       Change in Assets and Liabilities:
          Decrease (Increase) in Accounts
            Receivable                         17,676       190,105    (204,584)
          Decrease (Increase) in Inventory    296,226       (96,074)      3,106
          Decrease (Increase) in Prepaid
            Expenses                           27,386       (29,066)     (5,206)
          Decrease (Increase) in Deferred
            Taxes - Noncurrent                    -0-           -0-         -0-
          Increase (Decrease) in Accounts
            Payable and Accrued Expenses     (189,659)     (220,499)     53,148
          Increase (Decrease) in Income Tax
            Payable                             1,573           -0-         -0-
          Increase (Decrease) in Deferred
            Income Tax Liability               (1,814)        1,024       9,296
   Net Cash Provided By (Used In)
       Operating Activities                   190,422      (146,101)     19,261

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                        (8,913)      (17,135)    (82,157)
   Net Cash (Used In) Investing
     Activities                                (8,913)      (17,135)    (82,157)


















The accompanying notes are an integral part of these financial statements.


                                                                    Page 6 of 11
                                  DAINE INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Continued)



                                               For The Years Ended June 30,
                                               1997          1996         1995


CASH FLOWS FROM FINANCING ACTIVITIES
   Net Borrowings (Repayment) Under
     Short-Term and Long-Term Debt              -0-           -0-     (11,250)

     Net Cash Provided By (Used In)
       Financing Activities                     -0-           -0-     (11,250)

Net Increase (Decrease) in Cash and
   Cash Equivalents                         181,509      (163,236)    (74,146)

Cash and Cash Equivalents at
   Beginning of Period                      287,482       450,718     524,864

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                          $ 468,991     $ 287,482    $450,718

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Year for:
       Interest                           $     -0-     $     -0-    $    718
       Income Taxes                       $   3,000     $  52,519    $ 41,407


























The accompanying notes are an integral part of these financial statements.


                                                                   Page 7 of 11
                              DAINE INDUSTRIES, INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

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

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION

           The accounts of the Company and its consolidated 100% owned subsidiary, Lite King Corporation, are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

           CASH AND CASH EQUIVALENTS

           Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

           ACCOUNTS RECEIVABLE

           Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. As of each balance sheet date, no reserve was considered necessary.

           INVENTORY

           Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
           Inventories consist of:

                                                6/30/97      6/30/96
                  Raw Materials                $288,582     $766,527
                  Work-in-Process               213,182       27,412
                  Finished Goods                105,363      109,414
                                               $607,127     $903,353









                                                             Page 8 of 11
                              DAINE INDUSTRIES, INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                    (Continued)

            CONCENTRATION OF CREDIT RISK

            Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the years ended June 30, 1997 and 1996, three customers accounted for approximately 38%, 28%, 18%, and 43%, 24%, 15%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

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

            ESTIMATES IN FINANCIAL STATEMENTS

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.







                                                              Page 9 of 11
                              DAINE INDUSTRIES, INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                    (Continued)

            INCOME TAXES

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

            Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

NOTE 3:     COMMITMENTS AND CONTINGENCIES

            The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                             1998         $58,000
                             1999          58,333
                             2000          60,333
                             2001          62,000
                             2002          51,667
                             Total       $290,333

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

                                                            Page 10 of 11
                              DAINE INDUSTRIES, INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                    (Continued)

NOTE 4:    INCOME TAXES

           Income taxes are accrued at the statutory U.S. and state income tax rates.

           Income tax expense for June 30, 1997 is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences.

                                                    June 30,
                                           1997      1996       1995

           Current tax expense (benefit):
             Income tax at
              statutory rates            $ 7,767   $ 3,143    $67,666
             Operating loss
              carryback                   (1,323)   (5,930)       -0-
             Other differences            (1,872)     (521)       -0-
                                           4,572    (3,308)    67,666

           Deferred tax expense (benefit):
             Depreciation                 (1,814)    1,024      9,297

           Total Tax Expense
             (Benefit)                   $ 2,758   $(2,284)   $76,963

           The tax effect of significant temporary differences, which comprise the deferred tax liabilities are as follows:

                                              June 30,
                                          1997      1996
             Deferred tax liability
               Depreciation              $15,038   $16,852

NOTE 5:    POSTRETIREMENT EMPLOYEE BENEFITS

           The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.















                                                              Page 11 of 11
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                      Title                              Date


Arthur Seidenfeld         President and Director             September 18, 1997
                          Principal Executive Officer
                          and Principal Financial Officer




Anne Seidenfeld           Treasurer, Secretary               September 18, 1997
                          and Director




Gerald Kaufman            Director                           September 18, 1997