Form 10-Q
period 1997-09-30
DAINE INDUSTRIES INC
filed 1997-11-14
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1997 or

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

              240 Clarkson Avenue  Brooklyn, New York 11226

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

                                  10Q-1


















                         DAINE INDUSTRIES, INC.

                          FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997









                                I N D E X





                                                                Page


ACCOUNTANTS' REVIEW REPORT                                        1


CONSOLIDATED BALANCE SHEETS - ASSETS                              2


CONSOLIDATED BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                          3


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                   4


CONSOLIDATED STATEMENTS OF OPERATIONS                             5


CONSOLIDATED STATEMENTS OF CASH FLOWS                           6-7


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                 8-12






                     ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York  11226

We have reviewed the accompanying consolidated balance sheet of DAINE INDUSTRIES, INC. as of September 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated July 31, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
October 29, 1997

                                                    Page 1 of 12

                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S



                                      Sept. 30, 1997
                                       (Unaudited)     June 30, 1997


CURRENT ASSETS
  Cash and Cash Equivalents             $  772,157       $  468,991
  Accounts Receivable                      379,460          502,259
  Inventory                                551,127          607,127
  Prepaid Expenses                           7,844           10,851
  Total Current Assets                   1,710,588        1,589,228

FIXED ASSETS, At Cost
  Machinery and Equipment                  393,786          393,786
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (227,634)        (216,485)
                                           175,939          187,088

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $1,892,627       $1,782,416

















Subject to the comments contained in the Accountants' Review Report.



                                                         Page 2 of 12
                         DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                      Sept. 30, 1997
                                       (Unaudited)     June 30, 1997



CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $  210,370       $  145,827
  Income tax payable                        15,564            1,573
  Total Current Liabilities                225,934          147,400

OTHER LIABILITIES
  Deferred Income Tax Liability
                                            15,038           15,038

TOTAL LIABILITIES                          240,972          162,438

COMMITMENTS AND CONTINGENCIES
  (Note 3)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings                        207,573          175,896

TOTAL SHAREHOLDERS' EQUITY               1,651,655        1,619,978


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $1,892,627       $1,782,416













Subject to the comments contained in the Accountants' Review Report.


                                                       Page 3 of 12
                      DAINE INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          For The Period July 1, 1996 to September 30, 1997




                                                            Total
                      Number   $.00001                      Share-
                        of         Par   Paid-In  Retained  holders'
                       Shares    Value   Capital  Earnings  Equity


BALANCES AT
JULY 1, 1996      248,461,935  $2,485 $1,441,594 $184,805  $1,628,887

Net Income(Loss)
for the Year
Ended,
June 30, 1997                                      (8,909)     (8,909)


BALANCES AT
JUNE 30, 1997
(Audited)         248,461,935   2,485  1,441,594  175,896   1,619,978

Net Income(Loss)
for the Three
Months Ended,
Sept. 30, 1997                                     31,677      31,677

BALANCES AT
SEPTEMBER 30, 1997
(UNAUDITED)       248,461,935  $2,485 $1,441,594 $207,573  $1,651,655




















Subject to the comments contained in the Accountants' Review Report.

                                                      Page 4 of 12
                       DAINE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                        For The Three Months Ended
                                              September 30,
                                            1997         1996


REVENUES
  Sales - Net of Returns
    and Allowances                       $ 621,237    $  736,270
COST OF GOODS SOLD
  Beginning Inventory                      607,127       903,353
  Purchase and Freight                     285,899       504,264
  Direct Labor                              95,408       100,680
                                           988,434     1,508,297
  Less:  Inventory - End of Period        (551,127)     (947,185)
  Cost of Goods Sold                       437,407       561,112

  GROSS MARGIN                             183,930       175,158

Interest Income                              2,413         2,418

General and Administrative Expenses       (125,279)     (146,307)

Depreciation and Amortization
  Expense                                  (11,149)      (11,915)

INCOME BEFORE INCOME TAXES                  49,915        19,354

Income Tax Expense                          18,238         2,945

NET INCOME                               $  31,677    $   16,409

Earnings Per Share                          NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935












Subject to the comments contained in the Accountants' Review Report.

                       DAINE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                    For The Three Months Ended
                                                September 30,
                                               1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $ 31,677   $ 16,409
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       11,149     11,915
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                              122,799   (78,055)
    Decrease (Increase) in Inventory           56,000   (43,832)
    Decrease (Increase) in Prepaid Expenses     3,007       502
    Increase (Decrease) in Accounts Payable
     & Accrued Expenses                        64,543   157,838
    Increase (Decrease) in Income Tax Payable  13,991        -0-

 Net Cash Provided By (Used In) Operating
  Activities                                  303,166    64,777

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                             -0-       -0-

 Net Cash (Used In) Investing Activities          -0-       -0-























Subject to the comments contained in the Accountants Review Report.

                         DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (continued)

                                                  For The
                                             Three Months Ended
                                                September 30,
                                               1997       1996
CASH FLOWS FROM FINANCING ACTIVITIES
 Net Borrowings Under (Repayment of)
   Short-Term and Long-Term Debt                  -0-        -0-

 Net Cash Provided By (Used In)
    Financing Activities                          -0-        -0-

Net Increase (Decrease) in Cash and
 Cash Equivalents                             303,166     64,777

Cash and Cash Equivalents at
  Beginning of Period                         468,991    287,482

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $772,157   $352,259


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                $    -0-   $    -0-
     Taxes                                      2,673        221





















Subject to the comments contained in the Accountants' Review Report.

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                           (UNAUDITED)

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


         RECLASSIFICATIONS

         Certain prior period financial statement accounts have been reclassified to conform to current presentation.












                                                       Page 8 of 12
                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                          (unaudited)
                          (Continued)

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         9/30/97    6/30/97
               Raw Materials            $273,582   $288,582
               Work-in-Process           177,182    213,182
               Finished Goods            100,363    105,363
                                        $551,127   $607,127

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the periods ended September 30, 1997 and 1996, three customers accounted for approximately 45%, 20%, 12%, and 45%, 26%, 18%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

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

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                          (unaudited)
                          (Continued)


          ESTIMATES IN FINANCIAL STATEMENTS

          Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws. Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.


NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1998      $ 58,000
                         1999        58,333
                         2000        60,333
                         2001        62,000
                         2002        51,667
                         Total     $290,333

                    DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                         (unaudited)
                         (Continued)


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

          Deferred tax liabilities relate to depreciation timing differences.

                    DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                         (unaudited)
                         (Continued)

                                            September 30,
                                            1997     1996

          Current tax expense:
            Income tax at statutory rates  $18,238  $2,945

          Total Tax Expense                $18,238  $2,945

          The tax effect of significant temporary differences, which comprise the deferred tax liabilities are as follows:
                                           9/30/97  6/30/97
          Depreciation                     $15,038  $15,038

NOTE 5:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.


NOTE 6:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1997 to September 30, 1997 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.

Part 1.  Financial Information


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Daine Industries, Inc. ("The Registrant") was incorporated on September 24, 1987 and is currently engaged in the manufacture and assembly of wiring devices. During the quarter ended March 31, 1988, the Registrant completed its initial public offering. On February 26, 1990, Daine Industries, Inc. purchased the assets of Lite King Corp. The purchase price was $738,079, which was paid $663,079 in cash and $75,000 in a note.

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000.
Lite King's work force fluctuates during the year, from about 14-35 employees, all except three which were engaged in manufacturing and assembly activities.

     As a result of the acquisition of the assets of Lite King Corporation by the Registrant's wholly owned subsidiary, during the three months ended September 30, 1997, the Registrant generated revenues of $621,237. During the three months ended September 30, 1996 the Registrant generated revenues of $736,271. During the three months ended September 30, 1997, the Registrant had a net income of $31,677 as compared with net income of $16,409 for the three months ended September 30, 1996.

     Management expects a general downturn in revenues to continue into the next quarter (quarter ended December 31, 1997). Management also anticipates activities for the quarter ended December 31, 1997 may result in a loss. The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which may result in lower gross margins from quarter to quarter. The Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of September 30, 1997, the Registrant had total assets of $1,892,627, current assets of $1,710,588, fixed assets of $175,939, other assets of $6,100, current liabilities of $225,934, and total shareholders' equity of $1,651,655. At June 30, 1997, total assets amounted to $1,782,416, current assets of $1,589,228, fixed assets of $187,088, other assets of $6,100, current liabilities of $147,400, other liabilities of $15,038 and shareholders' equity of $1,619,978.

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

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the three months ended September 30, 1997, Lite King's three largest customers accounted for about 77% of its total sales. The loss of any of these customers could have a material adverse effect on the Registrant's operations.

     The cash and cash equivalents balances of the Company as of September 30, 1997 and June 30, 1997 were $792,157 and $468,991, respectively. The increase in cash and cash equivalents was principally the result of lower inventories and accounts receivable for the quarter ended September 30, 1997. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

     The Company does not believe that the impact of inflation on its activities is significant. The Company is directing its marketing effort to reach out to new potential customers in non-related fields. No assurance can be given that such marketing activities will result in the Company adding new customers.


Management sees added operating problems in fiscal year 1998 (year ended June 30, 1998) as a result of new regulations being proposed by Underwriter Laboratories Inc. (UL) for Christmas and other seasonal products. These new UL regulations will add additional costs to the Company's products and unless the Company is able to pass along these additional costs, profit margins for the Company's products in fiscal year 1998 will be lower. The Company also needs to meet these new requirements. Failure to meet these requirements could have an adverse material effect on the Company's future operations.















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


                   By:  Arthur Seidenfeld
                            President
                    Dated:  November 12, 1997