Form 10-Q
period 1997-12-31
DAINE INDUSTRIES INC
filed 1998-02-13
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1997 or

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

                              10Q-1


















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1997









                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


CONSOLIDATED BALANCE SHEETS - ASSETS                          2


CONSOLIDATED BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               4


CONSOLIDATED STATEMENTS OF OPERATIONS                        5-6


CONSOLIDATED STATEMENTS OF CASH FLOWS                         7


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               8-12














        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York  11226

We have reviewed the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the six month periods ended December 31, 1997 and 1996, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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

Springfield, New Jersey
January 22, 1998


                                                    Page 1 of 12
                         DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S



                                      Dec. 31, 1997
                                       (Unaudited)     June 30, 1997


CURRENT ASSETS
  Cash and Cash Equivalents             $  795,778       $  468,991
  Accounts Receivable                       71,860          502,259
  Inventory                                615,866          607,127
  Prepaid Expenses                          29,026           10,851
  Total Current Assets                   1,512,530        1,589,228

FIXED ASSETS, At Cost
  Machinery and Equipment                  394,145          393,786
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (238,376)        (216,485)
                                           165,556          187,088

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $1,684,186       $1,782,416





















See Accountant's Review Report.


                                                         Page 2 of 12
                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                      Dec. 31, 1997
                                       (Unaudited)     June 30, 1997



CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $   71,398       $  145,827
  Income tax payable                         2,799            1,573
  Total Current Liabilities                 74,197          147,400

OTHER LIABILITIES
  Deferred Income Tax Liability
                                            15,038           15,038

TOTAL LIABILITIES                           89,235          162,438

COMMITMENTS AND CONTINGENCIES
  (Note 3)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings                        150,869          175,896

TOTAL SHAREHOLDERS' EQUITY               1,594,951        1,619,978


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $1,684,186       $1,782,416













See Accountant's Review Report.


                                                       Page 3 of 12
                    DAINE INDUSTRIES, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For The Period July 1, 1996 to December 31, 1997




                                                             Total
                      Number    $.00001                      Share-
                     of          Par   Paid-In  Retained  holders'
                    Shares     Value  Capital  Earnings   Equity


BALANCES AT
JULY 1, 1996      248,461,935  $2,485 $1,441,594 $184,805  $1,628,887

Net Income(Loss)
for the Year
Ended,
June 30, 1997                                      (8,909)     (8,909)


BALANCES AT
JUNE 30, 1997
(Audited)         248,461,935   2,485  1,441,594  175,896   1,619,978

Net Income(Loss)
for the Six
Months Ended,
Dec. 31, 1997                                     (25,027)    (25,027)

BALANCES AT
DECEMBER 31, 1997
(UNAUDITED)       248,461,935  $2,485 $1,441,594 $150,869  $1,594,951


















See Accountant's Review Report.



                                                      Page 4 of 12
                       DAINE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                        For The Three Months Ended
                                               December 31,
                                            1997         1996


REVENUES
  Sales - Net of Returns
    and Allowances                       $ 107,181    $  161,906

COST OF GOODS SOLD
  Beginning Inventory                      551,127       947,185
  Purchase and Freight                      88,912        19,523
  Direct Labor                              44,545        42,799
                                           684,584     1,009,507
  Less:  Inventory - End of Period        (615,866)     (931,912)
  Cost of Goods Sold                        68,718        77,595

  GROSS MARGIN                              38,463        84,311

  INTEREST INCOME                            7,365         2,354

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                (108,971)     (117,628)

  DEPRECIATION AND AMORTIZATION
  EXPENSE                                  (10,742)      (11,915)

INCOME (LOSS) BEFORE INCOME TAXES          (73,885)      (42,878)

Income Tax Expense (Benefit)               (17,181)       (2,724)

NET INCOME (LOSS)                        $ (56,704)   $  (40,154)

Earnings Per Share                          NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935











See Accountant's Review Report.

                                                       Page 5 of 12
                       DAINE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                        For The Six Months Ended
                                               December 31,
                                            1997         1996


REVENUES
  Sales - Net of Returns
    and Allowances                       $ 728,418    $  898,176

COST OF GOODS SOLD
  Beginning Inventory                      607,127       903,353
  Purchase and Freight                     374,811       523,787
  Direct Labor                             139,953       143,479
                                         1,121,891     1,570,619
  Less:  Inventory - End of Period        (615,866)     (931,912)
  Cost of Goods Sold                       506,025       638,707

  GROSS MARGIN                             222,393       259,469

  INTEREST INCOME                            9,778         4,772

  GENERAL AND ADMINISTRATIVE
  EXPENSES                                (234,250)     (263,934)

  DEPRECIATION AND AMORTIZATION
  EXPENSE                                  (21,891)      (23,831)

INCOME (LOSS) BEFORE INCOME TAXES          (23,970)      (23,524)

Income Tax Expense (Benefit)                 1,057           221

NET INCOME (LOSS)                        $ (25,027)   $  (23,745)

Earnings Per Share                          NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935










See Accountant's Review Report.


                                                       Page 6 of 12
                       DAINE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                         For The Six Months Ended
                                                 December 31,
                                               1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income(Loss)                            $(25,027)  $(23,745)
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       21,891     23,831
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                              430,399    266,605
    Decrease (Increase) in Inventory           (8,739)   (28,559)
    Decrease (Increase) in Prepaid Expenses   (18,175)    11,917
    Increase (Decrease) in Accounts Payable
     & Accrued Expenses                       (74,429)  (169,839)
    Increase (Decrease) in Income Tax Payable   1,226        -0-

 Net Cash Provided By (Used In) Operating
  Activities                                  327,146     80,210

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                            (359)    (1,001)

 Net Cash (Used In) Investing Activities         (359)    (1,001)

Net Increase (Decrease) in Cash and
 Cash Equivalents                             326,787     79,209

Cash and Cash Equivalents at
  Beginning of Period                         468,991    287,482

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $795,778   $366,691


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                $    -0-   $    -0-
     Taxes                                      2,673        221







See Accountant's Review Report.

                                                    Page 7 of 12

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                           (UNAUDITED)

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













                                                       Page 8 of 12
                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                          (UNAUDITED)
                          (Continued)

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                        12/31/97    6/30/97
               Raw Materials            $268,582   $288,582
               Work-in-Process           210,221    213,182
               Finished Goods            137,063    105,363
                                        $615,866   $607,127

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the periods ended December 31, 1997 and 1996, three customers accounted for approximately 45%, 20%, 12%, and 54%, 23%, 16%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

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











                                                   Page 9 of 12

                       DAINE INDUSTRIES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                             (UNAUDITED)
                             (Continued)



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


NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1998      $ 58,000
                         1999        58,333
                         2000        60,333
                         2001        62,000
                         2002        36,166
                         Total     $274,832










                                                     Page 10 of 12

                   DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                        (unaudited)
                        (Continued)


          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

          Certain officers and directors of the company have been included as defendants in a class action entitled "Barker et al v. Power Securities Corp., et al" in the Western District of New York, which action alleges violations of the securities laws, in trading certain securities including those of the company and its formerly affiliated company, Davin Enterprises Inc., by all of the defendants. Certain officers and directors of the company deny the allegations and believe the suit to be without merit. The alleged violations refer to Section 10b and Rule 10b-5 of the Securities and Exchange Act of 1934.

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












                                                    Page 11 of 12
                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                          (unaudited)
                          (Continued)

                                             December 31,
                                            1997     1996


          Current tax expense:
          Income tax at statutory rates    $1,057   $221

          Total Tax Expense                $1,057   $221

          The tax effect of significant temporary differences, which comprise the deferred tax liabilities are as follows:

                                           12/31/97 6/30/97
          Depreciation                     $15,038  $15,038


NOTE 5:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.


NOTE 6:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1997 to December 31, 1997 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.

















                                                   Page 12 of 12

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

     As a result of the acquisition of the assets of Lite King Corporation by the Registrant's wholly owned subsidiary, during the six months ended December 31, 1997, the Registrant generated revenues of $728,418. During the six months ended December 31, 1996 the Registrant generated revenues of $898,176 During the six months ended December 31, 1997, the Registrant had a net loss of $25,027 as compared with net loss of $23,745 for the six months ended December 31, 1996.

     Management expects a general downturn in revenues to continue into the next quarter (quarter ended March 31, 1998). Management also anticipates activities for the quarter ended March 31, 1998 may result in a loss. The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which resulted in lower gross margins. The Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of December 31, 1997, the Registrant had total assets of $1,684,186, current assets of $1,512,530, fixed assets of $165,556, other assets of $6,100, current liabilities of $74,197, and total shareholders' equity of $1,594,951. At June 30, 1997, total assets amounted to $1,782,416, current assets of $1,589,228, fixed assets of $187,088, other assets of $6,100, current liabilities of $147,400, other liabilities of $15,038 and shareholders' equity of $1,619,978.

     Lite King is seeking to represent non-U.S. electrical and electronic parts manufacturers in the USA and Canada. No assurances can be given that Lite King will be successful in adding new agency business.

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the three months ended December 31, 1997, Lite King's three largest customers accounted for about 77% of its total sales. The loss of any of these customers could have a material adverse effect on the Registrant's operations.

     The cash and cash equivalents balances of the Company as of December 31, 1997 and June 30, 1997 were $795,778 and $468,991, respectively. The increase in cash and cash equivalents was principally the result of lower accounts receivable for the quarter ended December 31, 1997. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

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


                   By:  Arthur Seidenfeld
                            President
                    Dated:  February 12, 1998