Form 10-K/A
period 1997-06-30
DAINE INDUSTRIES INC
filed 1998-04-20
CIK 824845

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

Item 2.   Properties

     As of June 30, 1997, the Registrant owned no property. Lite King's facilities consist of 16,000 square feet of office and factory space pursuant to a five year lease scheduled to expire on April 30, 1997. On May 31, 1996, the lease was renewed for a five year period scheduled to end on April 30, 2002. Annual lease payments during the first two years ending on April 30, 1999 will amount to $58,000 plus tax escalations. During the third year the rental amounts to $60,000 plus tax escalations and during the fourth and fifth year of the lease ending April 30, 2002, the annual lease payment amounts to $62,000 plus tax escalations. The Registrant's corporate office is in the facility of Lite King Corp.

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


Item 7.   Management's Discussion And Analysis of Results of
          Operations.

     Sales declined 44% from fiscal year 1995 to fiscal year 1996. This decrease of approximately $1.3 million was due to a downturn in orders from blow molded figurine customers who buy cord sets from Lite King Corp. In addition, during fiscal year 1995 Underwriters Laboratories mandated changes in fused plugs and wire used by Lite King Corp. in seasonal outdoor cord sets. During fiscal year 1995 these blow molded figurine customers stocked up heavily on Lite King's products. They had a larger than normal inventory of cord sets going into fiscal year 1996 and thus the reason for their buying less product from Lite King Corp during fiscal year 1996.

     During fiscal year 1997 these blow molded figurine manufacturers purchased at normal levels, accounting for a 14% increase in sales of about $240,000 for fiscal year 1997 (as compared with fiscal year 1996 sales).

     Gross margins for fiscal year 1997 was 29% as compared with 24% in fiscal year 1996 and 25% in fiscal year 1995. The increase in fiscal year 1997 gross margins was due to higher prices on some products offered and the introduction of some new products with higher gross margins. While sales declined dramatically between fiscal year 1995 and fiscal year 1996, gross margin as a percentage remained fairly constant.

     General and administrative expenses declined by approximately $130,000 between fiscal year 1995 and fiscal year 1996. This decline can be attributed to lower amounts for underwriters laboratories fees $9,000; office salaries $12,000; officers' salaries $53,000; FICA expense $10,000; state unemployment taxes $12,000; general insurance expense $6,000; and utilities expense $4,000. The declines in these expense categories are consistent with lower levels of sales activities.

     General and administrative expenses increased by approximately $120,000 between fiscal year 1996 and fiscal year 1997. The increase can be attributed to increases in underwriters laboratories fees $12,000; officers salaries $41,000; insurance expense $21,000; and rent expense $32,000. The increase in underwriters laboratories fees relate to new product listings. The increase in rent expense relate to real estate taxes due for prior periods presented by Lite King Corp's landlord and are escalations in city real estate taxes paid by Lite King as part of its lease. Increased officer's salaries were paid to Lite King Corp's president and treasurer.

     Net income declined by about $146,000 between fiscal year 1995 and fiscal year 1996. The loss of $31,332 in fiscal year 1996 can be attributed to a 44% decline in sales in fiscal year 1996 and a related decline in general and administrative expenses. The reduction of the net loss from $31,332 in fiscal year 1996 to a net loss of $8,909 in fiscal year 1997 can be attributed to a 14% increase in sales offset by a rise in general and administrative expenses.

     There has not been a downward trend in sales as sales increased between fiscal year 1996 to 1997.

     The Registrant's has financed its activities primarily from operating activities. For fiscal year 1997 and 1996 cash flows from investing activities have not been material. For fiscal year 1995 the Registrant expended about $82,000 for new equipment, primarily new molds for its candelabra sockets.

     During fiscal years 1995, 1996 and 1997, cash flows from financing activities have been immaterial.

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

          SHAREHOLDERS' EQUITY

          The company issued 50,000,000 units, consisting of one share common stock, $.00001 par value, one redeemable Class A Common Stock Purchase warrant and one redeemable Class B Common Stock Purchase warrant, and 152,000,000 shares to officers of the company and other individuals. The aforementioned common stock purchase warrants refer to the single class of common stock of the Company. As of June 30, 1994, June 30, 1993 and June 30, 1992, 37,224,425 Class "A" and 9,237,510 Class "B" warrants were exercised, and the balance of the warrants have expired.

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