Form 10-Q
period 1998-03-31
DAINE INDUSTRIES INC
filed 1998-05-14
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 1998 or

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

















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                         MARCH 31, 1998








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








             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York

We have reviewed the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of March 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the nine month periods ended March 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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

Springfield, New Jersey
April 23, 1998

                                                    Page 1 of 12

                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S



                                      March 31, 1998
                                       (Unaudited)     June 30, 1997


CURRENT ASSETS
  Cash and Cash Equivalents             $  713,842       $  468,991
  Accounts Receivable                       79,049          502,259
  Inventory                                621,866          607,127
  Prepaid Expenses and Taxes                36,531           10,851
  Total Current Assets                   1,451,288        1,589,228

FIXED ASSETS, At Cost
  Machinery and Equipment                  394,145          393,786
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (249,320)        (216,485)
                                           154,612          187,088

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $1,612,000       $1,782,416






















See Accountant's Review Report.


                                                         Page 2 of 12
                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                      March 31, 1998
                                       (Unaudited)     June 30, 1997



CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $   54,087       $  145,827
  Income tax payable                           -0-            1,573
  Total Current Liabilities                 54,087          147,400

OTHER LIABILITIES
  Deferred Income Tax Liability
                                            15,038           15,038

TOTAL LIABILITIES                           69,125          162,438

COMMITMENTS AND CONTINGENCIES
  (Note 3)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings                         98,793          175,896

TOTAL SHAREHOLDERS' EQUITY               1,542,875        1,619,978


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $1,612,000       $1,782,416














See Accountant's Review Report.


                                                       Page 3 of 12
                         DAINE INDUSTRIES, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For The Period July 1, 1996 to March 31, 1998



                                                                Total
                   Number     $.00001                           Share-
                     of        Par      Paid-In      Retained   holders'
                   Shares      Value    Capital      Earnings   Equity

BALANCES AT
JULY 1, 1996      248,461,935  $2,485   $1,441,597   $184,805   $1,628,887

Net Income(Loss)
for the Year
Ended
June 30, 1997                                          (8,909)      (8,909)


BALANCES AT
JUNE 30, 1997
(Audited)         248,461,935   2,485    1,441,597    175,896    1,619,978

Net Income(Loss)
for the Nine
Months Ended
March 31, 1998                                        (77,103)     (77,103)

BALANCES AT
MARCH 31, 1998
(UNAUDITED)       248,461,935  $2,485   $1,441,597   $ 98,793   $1,542,875




















See Accountant's Review Report.



                                                     Page 4 of 12
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Three Months Ended
                                                  March 31,
                                             1998        1997


REVENUES
  Sales - Net of Returns
    and Allowances                        $ 119,882    $ 231,512

COST OF GOODS SOLD
  Beginning Inventory                       615,866      931,912
  Purchase and Freight                       69,694       16,140
  Direct Labor                               15,846       25,189
                                            701,406      973,241
  Less:  Inventory - End of Period         (621,866)    (805,393)
  Cost of Goods Sold                         79,540      167,848

  GROSS MARGIN                               40,342       63,664

  INTEREST INCOME                             5,185        2,155

  SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  (92,270)    (108,469)

  DEPRECIATION AND AMORTIZATION
  EXPENSE                                   (10,944)     (11,914)

INCOME (LOSS) BEFORE INCOME TAXES           (57,687)     (54,564)

Income Tax Expense (Benefit)                 (5,611)      (1,799)


NET INCOME (LOSS)                         $ (52,076)   $ (56,363)


Earnings Per Share                           NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935









See Accountants' Review Report.


                                                          Page 5 of 12
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Nine Months Ended
                                                  March 31,
                                             1998        1997


REVENUES
  Sales - Net of Returns
    and Allowances                        $  848,300   $1,129,688

COST OF GOODS SOLD
  Beginning Inventory                        607,127      903,354
  Purchase and Freight                       444,505      539,927
  Direct Labor                               155,799      168,668
                                           1,207,431    1,611,949
  Less:  Inventory - End of Period          (621,866)    (805,393)
  Cost of Goods Sold                         585,565      806,556

  GROSS MARGIN                               262,735      323,132

  INTEREST INCOME                             14,963        6,927

  SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  (326,520)    (372,403)

  DEPRECIATION AND AMORTIZATION
  EXPENSE                                    (32,835)     (35,745)

INCOME (LOSS) BEFORE INCOME TAXES            (81,657)     (78,089)

Income Tax Expense (Benefit)                  (4,554)       2,020


NET INCOME (LOSS)                         $  (77,103)  $  (80,109)


Earnings Per Share                           NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935









See Accountants' Review Report.


                                                          Page 6 of 12
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                         For The Nine Months Ended
                                                  March 31,
                                               1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $(77,103)  $(80,109)
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       32,835     35,745
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                              423,210    163,768
    Decrease (Increase) in Inventory          (14,739)    97,960
    Decrease (Increase) in Prepaid Expenses   (25,680)    16,221
    Increase (Decrease) in Accounts Payable
     and Accrued Expenses                     (93,313)  (232,322)

 Net Cash Provided By (Used In) Operating
  Activities                                  245,210      1,263

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                            (359)    (4,548)

 Net Cash (Used In) Investing Activities         (359)    (4,548)

Net Increase (Decrease) in Cash and
 Cash Equivalents                             244,851     (3,285)

Cash and Cash Equivalents at
  Beginning of Period                         468,991    287,482

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $713,842   $284,197


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                $    -0-   $    -0-
     Taxes                                   $  9,913   $  2,020












See Accountants' Review Report.


                                                        Page 7 of 12
                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                           (UNAUDITED)

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













                                                       Page 8 of 12
                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                          (UNAUDITED)
                          (Continued)

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         3/31/98    6/30/97
               Raw Materials            $274,582   $288,582
               Work-in-Process           210,221    213,182
               Finished Goods            137,063    105,363
                                        $621,866   $607,127

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the periods ended March 31, 1998 and 1997, three customers accounted for approximately 35%, 21%, 19%, and 48%, 23%, 16%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

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













                                                   Page 9 of 12

                        DAINE INDUSTRIES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998
                              (UNAUDITED)
                              (Continued)



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

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ('SFAS') No. 109, 'Accounting for Income Taxes.' SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws. Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.


NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1998      $ 58,000
                         1999        58,333
                         2000        60,333
                         2001        62,000
                         2002        22,166
                         Total     $260,832











                                                     Page 10 of 12

                      DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                          (unaudited)
                          (Continued)


          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

          Certain officers and directors of the company have been included as defendants in a class action entitled "Barker et al v. Power Securities Corp., et al" in the Western District of New York, which action alleges violations of the securities laws, in trading certain securities including those of the company and its formerly affiliated company, Davin Enterprises Inc., by all of the defendants. Certain officers and directors of the company deny the allegations and believe the suit to be without merit. The alleged violations refer to Section 10b and Rule 10b-5 of the Securities and Exchange Act of 1934. A motion has been submitted to the judge by the attorney for the class to discontinue the action against the officers and directors of the company. At this time no date has been set by the judge to hear the motion by the plaintiff's attorney.

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









                                                    Page 11 of 12
                    DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1998
                        (unaudited)
                        (Continued)

                                               March 31,
                                             1998     1997


          Current tax expense:
          State & City tax on capital      $ 8,020  $13,733
          Federal net operating loss       (12,574) (11,713)

          Total tax expense (benefit)      $(4,554) $ 2,020

          The tax effect of significant temporary differences, which comprise the deferred tax liabilities are as follows:

                                           3/31/98 6/30/97
          Depreciation                     $15,038 $15,038


NOTE 5:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.


NOTE 6:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1997 to March 31, 1998 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.

















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

     Lite King Corporation, the Registrant's wholly owned subsidiary, during the nine months ended March 31, 1998, generated revenues of $848,300. During the nine months ended March 31, 1997 the Registrant generated revenues of $1,129,688. During the nine months ended March 31, 1998, the Registrant had a net loss of $77,103 as compared with a net loss of $80,109 for the nine months ended March 31, 1997. The Registrant has experienced a 25% downturn in sales ($281,388) for the nine months ended March 31, 1998, as compared with the nine months ended March 31, 1997 due to a shifting of orders from the Registrant's largest three customers. In the past these customers would place orders from January-November of each year. Presently orders are received for shipment between April-October of each year. To offset the decline in sales during the nine months ended March 31, 1998, the Registrant has reduced general and administrative expenses by $45,883. As a result, the net loss for the nine months ended March 31, 1998 was actually slightly lower than the loss experienced during the nine months ended March 31, 1997. Gross profit as a percentage of sales for the three and nine month periods ended March 31, 1998 was 33.7% and 31%, respectively. Gross profit as a percentage of sales for the three and nine month periods ended March 31, 1997 was 27.5% and 28.6%, respectively. The increase is due to various price increases on the Registrant's products.

     The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which may result in lower gross margins in the future. The
Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of March 31, 1998, the Registrant had total assets of $1,612,000, current assets of $1,451,288, fixed assets of $154,612, other assets of $6,100, current liabilities of $54,087, and total shareholders' equity of $1,542,875. At June 30, 1997, total assets amounted to $1,782,416, current assets of $1,589,228, fixed assets of $187,088, other assets of $6,100, current liabilities of $147,400, other liabilities of $15,038 and shareholders' equity of $1,619,978.

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

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the three months ended March 31, 1998, Lite King's three largest customers accounted for about 75% of its total sales. The loss of any of these customers could have a material adverse effect on the Registrant's operations.

     The cash and cash equivalents balances of the Company as of March 31, 1998 and June 30, 1997 were $713,842 and $468,991, respectively. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

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

     Management anticipates revenues to be stable for the quarter ended June 30, 1998 and comparable to the quarter ended June 30, 1997. While management expects the quarter ended June 30, 1998 to be profitable, it anticipates the Registrant recording a loss for the year ended June 30, 1998.

     The Registrant has received approval from Underwriters Laboratories for its seasonal use wiring harnesses utilizing a candelabra socket. While its wiring harness utilizing a medium based socket has not received Underwriters Laboratories listing approval for seasonal use, the Registrant is able to offer a medium based wiring harness listed by the Canadian Standards Association or import a medium based wiring harness manufactured in the Orient and listed with Underwriters Laboratories for seasonal use. There has been no material effect on the firm's operations by not having a medium based wiring harness for seasonal use not listed by Underwriters Laboratories.


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



                  By
                        Arthur Seidenfeld
              President and Chief Executive Officer
                      Dated:  May 12, 1998