Form 10-K
period 1998-06-30
DAINE INDUSTRIES INC
filed 1998-09-29
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934(Fee Required)

For the Fiscal Year Ended June 30, 1998
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

Securities registered pursuant to Section 12(g) of the Act:
     Common stock, par value $.00001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.

       Yes / X /         No /   /.

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of September 17, 1998, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 17, 1998 was 248,461,935.


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

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000 plus tax escalations. The lease is scheduled to expire on April 30, 2002. At June 30, 1998, there were approximately 25 employees, all except three which were engaged in manufacturing and assembly activities. For the year ended June 30, 1998, four customers accounted for 35%, 21%, 23% and 6%, respectively of total revenues. For the fiscal year ended June 30, 1997 three customers accounted for 38%, 28% and 18% respectively of total revenues. The loss of any one of these customers would have a material adverse effect on the Registrant's future operations. No other customer accounted for 10% or more of revenues for the 1998 and 1997 fiscal years.

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

Item 2.   Properties

     As of June 30, 1998, the Registrant owned no property. Lite King's facilities consist of 16,000 square feet of office and factory space pursuant to a five year lease scheduled to expire on April 30, 1997. On May 31, 1996, the lease was renewed for a five year period scheduled to end on April 30, 2002. Annual lease payments during the first two years ending on April 30, 1999 will amount to $58,000 plus tax escalations. During the third year the rental amounts to $60,000 plus tax escalations and during the fourth and fifth year of the lease ending April 30, 2002, the annual lease payment amounts to $62,000 plus tax escalations. The Registrant's corporate office is in the facility of Lite King Corp., the Registrant's wholly owned subsidiary.

Item 3.   Legal Proceedings

     The President and Secretary-Treasurer of the Registrant have been included as defendants in a class action entitled "Barker et. al v. Power Securities Corp., et. al" in the Western District of New York which commenced in February 1989. The complaint alleges violations of the securities laws(section 10b and Rule 10b-5 of the Securities and Exchange Act of 1934) in trading certain securities including those of the Company and its affiliated company, Davin Enterprises Inc., by all of the defendants. A motion has been submitted to the judge by the attorney for the class to discontinue the action against the officers and directors of the Company. At this time no date has been set by the judge to hear the motion by the plaintiff's attorney. The officers and directors of the Registrant named in the complaint deny the allegations and believe the suit to be without merit. The Registrant has undertaken to advance any expenses necessary and incurred by the officers and directors in the litigation subject to an undertaking by such officer and director to repay the advances if it be ultimately determined that the officer or director is not entitled to be indemnified. At this date, expenses are not material. A judgement by settlement was entered against certain defendants other than those who are officers of this Registrant. The officers of the Registrant continue to deny the allegations against them and plaintiffs have not been pursuing the suit against them. In the event that the plaintiffs were to prevail against the officers and directors and a judgment was issued against them, this may have a material adverse effect on the Registrant's future financial condition.

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

                                        High Bid       Low Bid

Quarter ended September 30, 1996          *              *
Quarter ended December 31, 1996           *              *
Quarter ended March 31, 1997              *              *
Quarter ended June 30, 1997               *              *
Quarter ended September 30, 1997          *              *
Quarter ended December 31, 1997           *              *
Quarter ended March 31, 1998              *              *
Quarter ended June 30, 1998               *              *

*there were no pink sheet market makers for the Registrant's common stock; no price information was available.

     On September 17, 1998, there was no market for the shares of the Registrant.
     Number of shareholders of record on September 17, 1998 was 705.

     Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6.   Selected Financial Data

                    For The Year Ended June 30,
                      1998       1997       1996         1995       1994

Net Sales         $1,521,660  $1,850,407  $1,610,409  $2,907,587 $2,127,327
Interest Income       23,732       9,037      11,193      14,068     14,493
Net Income (Loss)    (41,376)     (8,909)    (31,332)   114,996      71,878
Net Income (Loss)
 Per Share             NIL        NIL         NIL          NIL       NIL
Total Assets       1,916,848   1,782,416   1,981,225   2,232,032 2,065,842
Long Term Debt           -0-         -0-        -0-         -0-        -0-
Dividends                -0-         -0-        -0-         -0-        -0-


Item 7.   Management's Discussion And Analysis of Results of
          Operations.

     Sales declined 18% from fiscal year 1997 to fiscal year 1998. This decrease of approximately $328,000 was due to a downturn in orders from blow molded figurine customers who buy cord sets from Lite King Corp. In addition, during fiscal year 1998 Underwriters Laboratories mandated changes in fused plugs and wire used by Lite King Corp. in seasonal outdoor cord sets. The Company also experienced increased competition from cord set manufacturers based in China, where labor costs are considerably lower than those experienced by Lite King Corp.

     During fiscal year 1997 these blow molded figurine manufacturers purchased at normal levels, accounting for a 14% increase in sales of about $240,000 for fiscal year 1997 (as compared with fiscal year 1996 sales).

     Gross margins for fiscal year 1998 was 27% as compared with 30% in fiscal year 1997 and 24% in fiscal year 1996. The decrease in fiscal year 1998 gross margins was due to the inability of passing along price increases to company customers as higher unit labor costs were absorbed by Lite King Corp. Fiscal year 1997 gross margins increased as compared with fiscal year 1996 gross margins due to higher prices charged to company customers.

     General and administrative expenses declined by approximately $71,000 between fiscal year 1998 and fiscal year 1997. This decline can be attributed to lower amounts for underwriters laboratories fees $8,000; group insurance expenses $12,000; general insurance expense $35,000; legal and accounting expense $18,000; rent expense (real estate taxes) $35,000; and utilities expense $4,000 - offset by higher officers' salaries $22,000 and maintenance expense $8,000. The declines in these expense categories are consistent with lower levels of sales activities. Increased officers' salaries were paid to Lite King's president and treasurer.

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

     Net loss increased by about $32,467 between fiscal year 1998 and fiscal year 1997. The loss of $41,376 in fiscal year 1998 can be attributed to a 18% decline in sales in fiscal year 1998 and a related decline in general and administrative expenses. The reduction of the net loss from $31,332 in fiscal year 1996 to a net loss of $8,909 in fiscal year 1997 can be attributed to a 14% increase in sales offset by a rise in general and administrative expenses.

     There was a downward trend in sales as sales decreased between fiscal year 1997 to 1998 due to the factors discussed above.

     The Registrant's has financed its activities primarily from operating activities. For fiscal year 1998 and 1997 cash flows from investing activities have not been material.

     During fiscal years 1996, 1997 and 1998, cash flows from financing activities have been immaterial.

     As of June 30, 1998, the Registrant had total assets of $1,916,848 as compared with total assets of $1,782,416 at June 30, 1997. The increase in assets of $134,432 can be attributed to an increase of $299,258 in the following current asset categories: an increase in cash and cash equivalents $281,883; prepaid expenses $3,127; deferred taxes $14,248 and a decrease of $11,933 in inventory and $109,472 in accounts receivables. There was a decrease in the fixed asset account $43,421 (net).

     During fiscal year 1998, total liabilities increased by $175,808 reflected by an increase in current liabilities of $182,423 and a decrease in deferred tax liabilities of $6,615. At June 30, 1998, shareholders' equity amounted to $1,578,602 as compared with $1,619,978 at June 30, 1997. The current ratio (current assets to current liabilities) at June 30, 1998 was approximately 5:1.

     Management presently is considering a number of negative factors which could have a material adverse effect on fiscal 1999 revenues and profitability. The Company presently works with two non profit testing organizations for its U.S. and Canadian electrical products(Underwriters Laboratories[U.L.] and the Canadian Standards Association[C.S.A.]). U.L. has proposed new standards for 1997 seasonal products for the U.S. which management considers extreme and unrealistic. The Company has obtained a listing for its candelabra based wiring harness under the new standards and for its medium (edison) based wiring harness. The Company has to purchase edison based wiring harnesses from a supplier, lowering the Company's profitability on this product line. This could have a materially negative effect on future Company's revenues and operations. The Company will also face intense competition for the candelabra cord sets in calendar year 1999 from Chinese producers. Because of these uncertainties, management can not forecast fiscal year 1999 revenues or profitability.

Item 8.   Financial Statements

     Attached and listed in Item 14.

Item 9.   Changes In and Disagreements with Accountants in
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 10.  Directors and Executive Officers

     The executive officers and directors of the Registrant are as follows:

                  Age                            Term Expires

Arthur Seidenfeld  47  President and Director   Next annual meeting
Anne Seidenfeld    85  Treasurer,Secretary
                        and Director           Next annual meeting
Gerald Kaufman     57  Director                Next annual meeting

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

     Arthur Seidenfeld, President and Director was awarded a B.S. Degree in Accounting from New York University in 1972 and an M.B.A. in Finance in 1978 from Pace University. He has also served as President and Director of Modern Technology Corp., a public company since 1983. Mr. Seidenfeld is also President and a Director of Davin Enterprises, Inc., a public company whose proposed business is to provide a mechanism to take advantage of business opportunities, which went public during the quarter ended September 30, 1987 until December 1997. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. Since December 1996, he is President and Director of Coral Development Corp., a public company seeking to provide a mechanism to take advantage of business opportunities. Davin Enterprises merged with Creative Master International Inc., a manufacturer of collectible products. Coral Development Corp. has signed a merger agreement with Omnicomm Inc., a computer software developer and installer.

     Anne Seidenfeld, Secretary-Treasurer and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is Treasurer, Secretary and a Director of Modern Technology Corp. and was Treasurer, Secretary and a Director of Davin Enterprises, Inc. and is Treasurer, Secretary and a Director of Coral Development Corp.

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


Item 11.  Management - Remuneration and Transactions

     For the year ended June 30, 1998, Arthur Seidenfeld, President and a Director of the Company received a salary of $81,800. Anne Seidenfeld, Treasurer and a Director of the Company, received a salary of $24,220 for the year ended June 30, 1998 from Lite King Corp. She has performed bookkeeping and other administrative services for Lite King Corp. No other option or bonus plan exists. The loss of the President's involvement with Lite King Corp. may have an adverse effect on future Company operations.

     The officers of the Company did not receive salaries from the Registrant during the year ended June 30, 1998 with the exception of the salaries received from Lite King Corp., listed above.
                             PART IV

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

Item 14.  Exhibits, Financial Statements and Schedules.

a)  Financial Statements and Financial Statement Schedules.

     Consolidated Balance Sheets - June 30, 1998 and 1997. Consolidated Statement of Shareholders' Equity For the Period July 1, 1995 to June 30, 1998.
     Consolidated Statement of Operations For the Years Ended June 30, 1998, 1997 and 1996.
     Consolidated Statement of Cash Flows For the Years Ended June 30, 1998, 1997, and 1996.
     Notes to the Consolidated Financial Statements For the Years Ended June 30, 1998, 1997 and 1996.

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


                     DAINE INDUSTRIES, INC.


                    BY Arthur Seidenfeld
                            President
                   Dated:  September 23, 1998

































































                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                     JUNE 30, 1998 AND 1997






















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










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
240 Clarkson Avenue
Brooklyn, NY 11226


We have audited the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of June 30, 1998 and 1997 and the related consolidated statements of operations, statements of shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAINE INDUSTRIES, INC. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 6, 1998




                                                    Page 1 of 10

                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S


                                                     June 30,
                                                1998         1997


CURRENT ASSETS
  Cash and Cash Equivalents                  $  750,874   $  468,991
  Accounts Receivable                           392,787      502,259
  Inventory                                     595,194      607,127
  Prepaid Expenses                               13,978       10,851
  Deferred Taxes                                 14,248          -0-
  Total Current Assets                        1,767,081    1,589,228

FIXED ASSETS, At Cost
  Machinery and Equipment                       394,145      393,786
  Leasehold Improvements                          9,787        9,787
  Less:  Accumulated Depreciation
    and Amortization                           (260,265)    (216,485)
                                                143,667      187,088

OTHER ASSETS
  Deposits                                        6,100        6,100


TOTAL ASSETS                                 $1,916,848   $1,782,416





















The accompanying notes are an integral part of these financial statements.


                                                          Page 2 of 10
                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                                     June 30,
                                                1998         1997


CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses      $  329,823   $  145,827
  Income Tax Payable                                -0-        1,573
  Total Current Liabilities                     329,823      147,400

OTHER LIABILITIES
  Deferred Income Tax Liability                   8,423       15,038

TOTAL LIABILITIES                               338,246      162,438

COMMITMENTS AND CONTINGENCIES
  (Note 3)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding                 2,485        2,485
  Paid-In Capital                             1,441,597    1,441,597
  Retained Earnings                             134,520      175,896

TOTAL SHAREHOLDERS' EQUITY                    1,578,602    1,619,978


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $1,916,848   $1,782,416















The accompanying notes are an integral part of these financial statements.


                                                       Page 3 of 10
                          DAINE INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1, 1995 to June 30, 1998



                                                                   Total
                        Number    $.00001                         Share-
                          of        Par     Paid-In   Retained   holders'
                        Shares     Value    Capital   Earnings    Equity



BALANCES AT
JULY 1, 1995         248,461,935  $2,485  $1,441,594  $216,137  $1,660,219

Net Income (Loss)
for the Year Ended
June 30, 1996                                          (31,332)    (31,332)

BALANCES AT
JUNE 30, 1996        248,461,935   2,485   1,441,594   184,805   1,628,887

Net Income (Loss)
for the Year Ended
June 30, 1997                                           (8,909)     (8,909)

BALANCES AT
JUNE 30, 1997        248,461,935   2,485   1,441,594   175,896   1,619,978

Net Income (Loss)
for the Year Ended
June 30, 1998                                          (41,376)    (41,376)


BALANCES AT
JUNE 30, 1998        248,461,935  $2,485  $1,441,594  $134,520  $1,578,602

















The accompanying notes are an integral part of these financial statements.


                                                                Page 4 of 10
                           DAINE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                            For The Years Ended June 30,
                                           1998         1997        1996


REVENUES
  Sales - Net                           $1,521,660   $1,850,407  $1,610,409

COST OF GOODS SOLD
  Beginning Inventory                      607,127      903,353     807,279
  Purchase and Freight                     852,570      757,890   1,106,998
  Direct Labor                             245,031      249,049     212,716
                                         1,704,728    1,910,292   2,126,993

  Less:  Inventory - End of Period         595,194      607,127     903,353
                                         1,109,534    1,303,165   1,223,640

  GROSS MARGIN                             412,126      547,242     386,769

  Interest Income                           23,732        9,037      11,193

  General and Administrative
    Expenses                              (442,984)    (514,487)   (391,837)

  Interest Expense                             -0-          -0-         -0-
  Depreciation and Amortization Expense    (43,780)     (47,943)    (39,741)

INCOME (LOSS) BEFORE INCOME TAXES          (50,906)      (6,151)    (33,616)

  Income Tax Expense (Benefit)              (9,530)       2,758      (2,284)


NET INCOME (LOSS)                       $  (41,376)  $   (8,909) $  (31,332)


Earnings (Loss) Per Share                   NIL         NIL         NIL


Weighted Average Number of Shares
  of Common Stock Outstanding          248,461,925  248,461,925 248,461,925












The accompanying notes are an integral part of these financial statements.


                                                               Page 5 of 10
                           DAINE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            For The Years Ended June 30,
                                            1998        1997       1996


CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                      $ (41,376)  $  (8,909) $ (31,332)
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                             43,780      47,943     39,741
      Change in Assets and Liabilities:
        Decrease (Increase) in Accounts
          Receivable                       109,472      17,676    190,105
        Decrease (Increase) in Inventory    11,933     296,226    (96,074)
        Decrease (Increase) in Prepaid
          Expenses                          (3,127)     27,386    (29,066)
        Decrease (Increase) in Deferred
          Taxes - Current                  (14,248)        -0-        -0-
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses     183,996    (189,659)  (220,499)
        Increase (Decrease) in Income Tax
          Payable                           (1,573)      1,573        -0-
        Increase (Decrease) in Deferred
          Income Tax Liability              (6,615)     (1,814)     1,024
  Net Cash Provided By (Used In)
      Operating Activities                 282,242     190,422   (146,101)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                        (359)     (8,913)   (17,135)
  Net Cash (Used In) Investing
    Activities                                (359)     (8,913)   (17,135)

Net Increase (Decrease) in Cash and
  Cash Equivalents                         281,883     181,509   (163,236)

Cash and Cash Equivalents at
  Beginning of Period                      468,991     287,482    450,718

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 750,874   $ 468,991  $ 287,482

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
      Interest                           $     -0-   $     -0-  $     -0-
      Income Taxes                       $  12,024   $   3,000  $  52,519





The accompanying notes are an integral part of these financial statements.


                                                             Page 6 of 10
                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

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

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         6/30/98    6/30/97
               Raw Materials            $506,875   $288,582
               Work-in-Process            65,427    213,182
               Finished Goods             22,892    105,363
                                        $595,194   $607,127






                                                    Page 7 of 10
                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                              (Continued)

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

          YEAR 2000 COMPLIANCE

          The Company has evaluated the impact of the Year 200 issue on the business and does not expect to incur significant costs with Year 2000 compliance. The Company believes that all software and hardware requirements to enable it to cope with the Year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.










                                                     Page 8 of 10
                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                              (Continued)

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

NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1999        58,333
                         2000        60,333
                         2001        62,000
                         2002        51,667
                         Total     $232,333

          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.

          Certain officers and directors of the company have been included as defendants in a class action entitled "Barker et al v. Power Securities Corp., et al" in the Western District of New York, which action alleges violations of the securities laws, in trading certain securities including those of the company and its affiliated company, Davin Enterprises Inc., by all of the defendants. A motion has been submitted to the judge by the attorney for the class to discontinue the action against the officers and directors of the Company. At this time no date has been set by the judge to hear the motion by the plaintiff's attorney. Certain officers and directors of the company, who were also officers and directors of Davin Enterprises Inc., deny the allegations and believe the suit to be without merit. The alleged violations refer to Section 10b and Rule 10b-5 of the Securities and Exchange Act of 1934.

          The company has undertaken to advance any expenses necessary and incurred by the officers and directors in the litigation subject to an undertaking by such officer and director to repay the advances if it be ultimately determined that the officer or director is not entitled to be indemnified. At this date, expenses are not material. In the event that the


                                                   Page 9 of 10
                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                              (Continued)

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

                                            June 30,
                                     1998     1997     1996

         Current tax expense (benefit):
           Income tax at
            statutory rates        $ 7,016  $ 7,767  $ 3,143
           Other differences        (2,298)  (1,872)    (521)
                                     4,718    4,572   (3,308)

         Deferred tax expense (benefit):
           Depreciation              6,615   (1,814)   1,024
           Operating loss
            carryback              (20,863)  (1,323)  (5,930)
                                   (14,248)  (3,137)   4,906

         Total Tax Expense
           (Benefit)               $(9,530) $ 2,758  $(2,284)

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:

                                        June 30,
                                    1998     1997
           Deferred tax asset
             Operating loss
               carryback           $14,248  $   -0-
           Deferred tax liability
             Depreciation            8,423   15,038

NOTE 5:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.






                                                     Page 10 of 10
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                  Title                             Date


Arthur Seidenfeld     President and Director            September 23, 1998
                      Principal Executive Officer
                      and Principal Financial Officer




Anne Seidenfeld       Treasurer, Secretary              September 23, 1998
                      and Director




Gerald Kaufman        Director                          September 23, 1998