Form 10-Q
period 1998-09-30
DAINE INDUSTRIES INC
filed 1998-11-13
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1998 or

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

                              10Q-1


















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998









                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


CONSOLIDATED BALANCE SHEETS - ASSETS                          2


CONSOLIDATED BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               4


CONSOLIDATED STATEMENTS OF OPERATIONS                         5


CONSOLIDATED STATEMENTS OF CASH FLOWS                         6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               7-11














                   ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York  11226

We have reviewed the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of September 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
October 29, 1998


                                                    Page 1 of 11
                         DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S



                                      Sept. 30, 1998
                                       (Unaudited)     June 30, 1998


CURRENT ASSETS
  Cash and Cash Equivalents             $  714,894       $  750,874
  Accounts Receivable                      625,263          392,787
  Inventory                                550,002          595,194
  Prepaid Expenses                          14,394           13,978
  Deferred Taxes                            14,248           14,248
  Total Current Assets                   1,918,801        1,767,081

FIXED ASSETS, At Cost
  Machinery and Equipment                  394,145          394,145
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (271,210)        (260,265)
                                           132,722          143,667

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $2,057,623       $1,916,848




















Subject to the comments contained in the Accountants' Review Report.


                                                         Page 2 of 11
                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                      Sept. 30, 1998
                                       (Unaudited)     June 30, 1998



CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $  381,817       $  329,823
  Income tax payable                        28,197              -0-
  Total Current Liabilities                410,014          329,823

OTHER LIABILITIES
  Deferred Income Tax Liability              8,423            8,423


TOTAL LIABILITIES                          418,437          338,246

COMMITMENTS AND CONTINGENCIES
  (Note 3)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings                        195,104          134,520

TOTAL SHAREHOLDERS' EQUITY               1,639,186        1,578,602


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $2,057,623       $1,916,848













Subject to the comments contained in the Accountants' Review Report.


                                                       Page 3 of 11
                       DAINE INDUSTRIES, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For The Period July 1, 1996 to September 30, 1998



                                                                Total
                   Number     $.00001                           Share-
                     of        Par      Paid-In      Retained   holders'
                   Shares      Value    Capital      Earnings   Equity

BALANCES AT
JULY 1, 1996      248,461,935  $2,485   $1,441,594   $184,805   $1,628,887

Net Income(Loss)
for the Year
Ended
June 30, 1997                                          (8,909)      (8,909)

BALANCES AT
JUNE 30, 1997     248,461,935   2,485    1,441,594    175,896    1,619,978

Net Income
(Loss) for the
Year Ended
June 30, 1998                                         (41,376)     (41,376)

BALANCES AT
JUNE 30, 1998
(AUDITED)         248,461,935   2,485    1,441,594    134,520    1,578,602

Net Income(Loss)
for the Three
Months Ended
Sept. 30, 1998                                         60,584       60,584


BALANCES AT
SEPT. 30, 1998
(UNAUDITED)       248,461,935  $2,485   $1,441,594   $195,104   $1,639,186













Subject to the comments contained in the Accountants' Review Report.


                                                                Page 4 of 11
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Three Months Ended
                                               September 30,
                                            1998         1997


REVENUES
  Sales - Net of Returns
    and Allowances                       $  759,850   $  621,237

COST OF GOODS SOLD
  Beginning Inventory                       595,194      607,127
  Purchase and Freight                      423,246      285,899
  Direct Labor                               84,864       95,408
                                          1,103,304      988,434
  Less:  Inventory - End of Period         (550,002)    (551,127)
  Cost of Goods Sold                        553,302      437,307

  GROSS MARGIN                              206,548      183,930

Interest Income                               6,857        2,413

General and Administrative Expenses        (112,369)    (125,279)

Depreciation Expense                        (10,945)     (11,149)

INCOME BEFORE INCOME TAXES                   90,091       49,915

Income Tax Expense                           29,507       18,238

NET INCOME                               $   60,584   $   31,677

Earnings Per Share                          NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935












Subject to the comments contained in the Accountants' Review Report.


                                                       Page 5 of 11
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                         For The Three Months Ended
                                                 September 30,
                                               1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                  $ 60,584   $ 31,677
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       10,945     11,149
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                             (232,476)   122,799
    Decrease (Increase) in Inventory           45,192     56,000
    Decrease (Increase) in Prepaid Expenses (416) 3,007 Increase (Decrease) in Accounts Payable
     & Accrued Expenses                        51,994     64,543
    Increase (Decrease) in Income Tax Payable  28,197     13,991

 Net Cash Provided By (Used In) Operating
  Activities                                  (35,980)   303,166

Cash and Cash Equivalents at
  Beginning of Period                         750,874    468,991

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $714,894   $772,157


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                $    -0-   $    -0-
     Taxes                                      1,309      2,673













Subject to the comments contained in the Accountants' Review Report.



                                                    Page 6 of 11

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                           (Unaudited)


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

         ADVERTISING

         Advertising costs are expensed as incurred.








                                                       Page 7 of 11
                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                          (Unaudited)
                          (Continued)


         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         9/30/98    6/30/98
               Raw Materials            $476,875   $506,875
               Work-in-Process            55,427     65,427
               Finished Goods             17,700     22,892
                                        $550,002   $595,194

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the periods ended September 30, 1998 and 1997, three customers accounted for approximately 63.9%, 12.3%, 11.6%, and 45%, 20%, 12%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the Company.

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











                                                   Page 8 of 11

                        DAINE INDUSTRIES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                              (Unaudited)
                              (Continued)


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

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, (Accounting for Income Taxes.) SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws. Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1999      $ 58,333
                         2000        60,333
                         2001        62,000
                         2002        51,667
                         Total     $232,333

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



                                                    Page 9 of 11

                         DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                              (Unaudited)
                              (Continued)


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
                                               September 30,
                                               1998      1997
          Current tax expense:
          Income tax at statutory rates      $29,507   $18,238

          Total Tax Expense                  $29,507   $18,238

          The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                             9/30/98   6/30/98
          Deferred tax asset:
           Operating loss carryback          $14,248   $14,248
          Deferred tax liability:
           Depreciation                      $ 8,423   $ 8,423








                                                       Page 10 of 11
                    DAINE INDUSTRIES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                        (Unaudited)
                        (Continued)


NOTE 5:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.


NOTE 6:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1998 to September 30, 1998 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.
































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

     Lite King's facilities consist of approximately 16,000 square feet of office and factory space with annual lease payments of $58,000. Lite King's work force fluctuates during the year, from about 6-30 employees, all, except three, which were engaged in manufacturing and assembly activities.

     As a result of the acquisition of the assets of Lite King Corporation by the Registrant's wholly owned subsidiary, during the three months ended September 30, 1998, the Registrant generated revenues of $759,850. During the three months ended September 30, 1997 the Registrant generated revenues of $621,237. During the three months ended September 30, 1998, the Registrant had a net income of $60,584 as compared with net income of $31,677 for the three months ended September 30, 1997.

     The increase in revenues can be attributed to added sales from one of its major customers. Gross Margins for the months ended September 30, 1998 declined to 27% from 30% for the three months ended September 30, 1997. The decline is due to the Company's inability to pass along price increases to its major customers and a reduction in the profit margin earned on one of the Company's principal products.

     General and administrative expenses declined by 10% when comparing expenses for the three months ended September 30, 1998 and the three months ended September 30, 1997. This decline can be attributed primarily to lower insurance, maintenance and professional expenses.

     Interest income increased by 184% for the three months ended
September 30, 1998 as compared with the three months ended September 30, 1997. This increase is due to higher balances in interest bearing accounts.

     Management anticipates activities for the quarter ended December 31, 1998 may result in a loss. The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which resulted in lower gross margins. The Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of September 30, 1998, the Registrant had total assets of $2,057,623, current assets of $1,918,801, fixed assets of $132,722, other assets of $6,100, current liabilities of $410,014, other liabilities of $8,423 and total shareholders' equity of $1,639,186. At June 30, 1998, total assets amounted to $1,916,848, current assets of $1,767,081, fixed assets of $143,667, other assets of $6,100, current liabilities of $329,823, other liabilities of $8,423 and shareholders' equity of $1,578,602.

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

     The Registrant has introduced several new products for sale directly to the end user as compared with current sales to original equipment manufacturers. These products will be sold as replacement items for Christmas, Halloween and Easter decorative plastic items. Management does not anticipate sales of these new products to have a material effect on fiscal year 1999 revenues or Company profitability.

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the three months ended September 30, 1998, Lite King's three largest customers accounted for about 88% of its total sales. The loss of any of these customers could have a material adverse effect on the Registrant's operations.

     The cash and cash equivalents balances of the Company as of September 30, 1998 and June 30, 1998 were $714,894 and $750,874, respectively. The decline in cash and cash equivalents was principally the result of higher accounts receivable for the quarter ended September 30, 1998. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

     The Company does not believe that the impact of inflation on its activities is significant. The Company is directing its marketing effort to reach out to new potential customers in non-related fields. No assurance can be given that such marketing activities will result in the Company adding new customers.

     Management sees added operating problems in fiscal year 1999 (year ended June 30, 1999) as a result of expected added competition from Chinese based manufacturers and their U.S. representatives of electrical cords. These firms may offer their products at lower prices making their products more competitive with the Registrant's products.

     The Registrant is importing one of its finished products from China as opposed to producing it in its facilities. Importation results in a lower profit margin and selling price (due to added competition) than when the product was being manufactured by the Registrant. No assurance can be given that this product will be available in fiscal year 1999 in the quantity required by the Registrant.


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


                   By:  Arthur Seidenfeld
                            President
                    Dated:  November 12, 1998