Form 10-Q/A
period 1998-09-30
DAINE INDUSTRIES INC
filed 1999-01-22
CIK 824845

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

     Year 2000 Compliance
        The Registrant has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with Year 2000 compliance. The Registrant believes that all software and hardware requirements to enable it to cope with the Year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.


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