Form 10-Q
period 1998-12-31
DAINE INDUSTRIES INC
filed 1999-02-12
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1998 or

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

                              10Q-1


















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1998









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

We have reviewed the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the six month periods ended December 31, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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

Springfield, New Jersey
January 21, 1999


                                                    Page 1 of 12
                         DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S



                                      Dec. 31, 1998
                                       (Unaudited)     June 30, 1998


CURRENT ASSETS
  Cash and Cash Equivalents             $  987,876       $  750,874
  Accounts Receivable                       43,462          392,787
  Inventory                                570,001          595,194
  Prepaid Expenses                           5,427           13,978
  Deferred Taxes                            14,248           14,248
  Deferred Offering Costs                    7,425              -0-
  Total Current Assets                   1,628,439        1,767,081

FIXED ASSETS, At Cost
  Machinery and Equipment                  394,145          394,145
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (281,243)        (260,265)
                                           122,689          143,667

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $1,757,228       $1,916,848



















Subject to the comments contained in the Accountants' Review Report.


                                                         Page 2 of 12
                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                      Dec. 31, 1998
                                       (Unaudited)     June 30, 1998



CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $  158,917       $  329,823
  Income tax payable                         7,270              -0-
  Total Current Liabilities                166,187          329,823

OTHER LIABILITIES
  Deferred Income Tax Liability              8,423            8,423

TOTAL LIABILITIES                          174,610          338,246

COMMITMENTS AND CONTINGENCIES
  (Note 3)

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings                        138,536          134,520

TOTAL SHAREHOLDERS' EQUITY               1,582,618        1,578,602


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $1,757,228       $1,916,848














Subject to the comments contained in the Accountants' Review Report.


                                                       Page 3 of 12
                      DAINE INDUSTRIES, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For The Period July 1, 1996 to December 31, 1998



                                                                Total
                   Number     $.00001                           Share-
                     of        Par      Paid-In      Retained   holders'
                   Shares      Value    Capital      Earnings   Equity

BALANCES AT
JULY 1, 1996      248,461,935  $2,485   $1,441,594   $184,805   $1,628,887

Net Income(Loss)
for the Year
Ended
June 30, 1997                                          (8,909)      (8,909)

BALANCES AT
JUNE 30, 1997     248,461,935   2,485    1,441,594    175,896    1,619,978

Net Income
(Loss) for the
Year Ended
June 30, 1998                                         (41,376)     (41,376)

BALANCES AT
JUNE 30, 1998
(AUDITED)         248,461,935   2,485    1,441,594    134,520    1,578,602

Net Income(Loss)
for the Six
Months Ended
Dec. 31, 1998                                           4,016        4,016


BALANCES AT
DEC. 31, 1998
(UNAUDITED)       248,461,935  $2,485   $1,441,594   $138,536   $1,582,618













Subject to the comments contained in the Accountants' Review Report.


                                                                Page 4 of 12
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Three Months Ended
                                                December 31,
                                            1998         1997


REVENUES
  Sales - Net of Returns
    and Allowances                       $  248,129   $  107,181

COST OF GOODS SOLD
  Beginning Inventory                       550,002      551,127
  Purchase and Freight                      148,739       88,912
  Direct Labor                               51,961       44,545
                                            750,702      684,584
  Less:  Inventory - End of Period         (570,001)    (615,866)
  Cost of Goods Sold                        180,701       68,718

  GROSS MARGIN                               67,428       38,463

Interest Income                               6,132        7,365

General and Administrative Expenses        (141,022)    (108,971)

Depreciation Expense                        (10,033)     (10,742)

INCOME (LOSS) BEFORE INCOME TAXES           (77,495)     (73,885)

Income Tax Expense (Benefit)                (20,927)     (17,181)

NET INCOME (LOSS)                        $  (56,568)  $  (56,704)

Earnings Per Share                          NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935












Subject to the comments contained in the Accountants' Review Report.


                                                       Page 5 of 12
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Six Months Ended
                                                December 31,
                                            1998         1997


REVENUES
  Sales - Net of Returns
    and Allowances                       $1,007,979   $  728,418

COST OF GOODS SOLD
  Beginning Inventory                       595,194      607,127
  Purchase and Freight                      571,985      374,811
  Direct Labor                              136,825      139,953
                                          1,304,004    1,121,891
  Less:  Inventory - End of Period         (570,001)    (615,866)
  Cost of Goods Sold                        734,003      506,025

  GROSS MARGIN                              273,976      222,393

Interest Income                              12,989        9,778

General and Administrative Expenses        (253,391)    (234,250)

Depreciation Expense                        (20,978)     (21,891)

INCOME (LOSS) BEFORE INCOME TAXES            12,596      (23,970)

Income Tax Expense (Benefit)                  8,580        1,057

NET INCOME (LOSS)                        $    4,016   $  (25,027)

Earnings Per Share                          NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935












Subject to the comments contained in the Accountants' Review Report.


                                                       Page 6 of 12
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                          For The Six Months Ended
                                                  December 30,
                                               1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $  4,016   $(25,027)
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       20,978     21,891
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                              349,325    430,399
    Decrease (Increase) in Inventory           25,193     (8,739)
    Decrease (Increase) in Other
      Current Assets                            1,126    (18,175)
    Increase (Decrease) in Accounts Payable
     & Accrued Expenses                      (170,906)   (74,429)
    Increase (Decrease) in Income Tax Payable   7,270      1,226

 Net Cash Provided By (Used In) Operating
  Activities                                  237,002    327,146

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                             -0-       (359)

 Net Cash (Used In) Investing Activities          -0-       (359)

Net Increase (Decrease) in Cash and
 Cash Equivalents                             237,002    326,787

Cash and Cash Equivalents at
  Beginning of Period                         750,874    468,991

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $987,876   $795,778


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                $    -0-   $    -0-
     Taxes                                   $  1,309   $  2,673





Subject to the comments contained in the Accountants' Review Report.


                                                    Page 7 of 12

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                           (Unaudited)


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

         DEFERRED OFFERING COSTS

         During the quarter ended December 31, 1998 the Company incurred costs of $7,425 in connection with the registration of Lite King's stock. The Company filed a Form 10-SB with the Securities Exchange Commission (SEC) on November 23, 1998. The Company's intention is to distribute Lite King's shares to the Company's shareholders on a pro rata basis.



                                                       Page 8 of 12
                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                         (Unaudited)
                         (Continued)

         The costs associated with the proposed distribution have been capitalized and will be charged to equity upon distribution. If the distribution is unsuccessful, the costs will be charged to operations.

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                        12/31/98    6/30/98
               Raw Materials            $486,875   $506,875
               Work-in-Process            67,926     65,427
               Finished Goods             15,200     22,892
                                        $570,001   $595,194

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the periods ended December 31, 1998 and 1997, three customers accounted for approximately 65%, 10%, 10%, and 45%, 20%, 12%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the Company.

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

          ADVERTISING

          Advertising costs are expensed as incurred.



                                                   Page 9 of 12

                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                              (Unaudited)
                              (Continued)


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

NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1999      $ 58,333
                         2000        60,333
                         2001        62,000
                         2002        36,166
                         Total     $216,832

          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.










                                                    Page 10 of 12

                    DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                         (Unaudited)
                         (Continued)

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

NOTE 4:   INCOME TAXES

          Income taxes are accrued at the statutory U.S. and state income tax rates.

          Deferred tax liabilities relate to operating loss carrybacks and depreciation timing differences.
                                               December 31,
                                              1998      1997
          Current tax expense:
          Income tax at statutory rates      $8,580    $1,057

          Total Tax Expense                  $8,580    $1,057








                                                       Page 11 of 12
                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                          (Unaudited)
                          (Continued)


          The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                  12/31/98         6/30/98
          Deferred tax asset:
           Operating loss
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


NOTE 6:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1998 to December 31, 1998 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.





















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

     As a result of the acquisition of the assets of Lite King Corporation by the Registrant's wholly owned subsidiary, during the six months ended December 31, 1998, the Registrant generated revenues of $1,007,979. During the six months ended December 31, 1997 the Registrant generated revenues of $728,418. During the six months ended December 31, 1998, the Registrant had a net income of $4,016 as compared with a net loss of $25,027 for the six months ended December 31, 1997.

     The increase in revenues can be attributed to added sales from one of its major customers. Gross Margins for the six months ended December 31, 1998 declined to 27% from 30% for the six months ended December 31, 1997. The decline is due to the Company's inability to pass along price increases to its major customers and a reduction in the profit margin earned on one of the Company's principal products.

     General and administrative expenses increased by 8% when comparing expenses for the six months ended December 31, 1998 and the six months ended December 31, 1997. This increase can be attributed primarily to higher real estate expenses and taxes.

     Interest income increased by 133% for the six months ended December 31, 1998 as compared with the six months ended December 31, 1997. This increase is due to higher balances in interest bearing accounts.

     During the three months ended December 31, 1998 the Registrant generated revenues of $248,129 as compared with revenues of $107,181 for the three months ended December 31, 1997. The increase of 131% can be attributed to added sales from the Registrant's largest customer. For the three months ended December 31, 1998 the Registrant generated a loss of $56,568 as compared with a loss of $56,704 generated during the three months ended December 31, 1997. Much of the loss for the three months ended December 31, 1998 can be attrributed to added general and administrative expenses, principally associated to real estate and related taxes booked during the period and professional fees generated during the period ended December 31, 1998. The gross margin for the three months ended December 31, 1998 was 27% as compared with 36% during the three months ended December 31, 1997. The lower gross margin can be attributed to the inability to pass along price increases to its customers.

     Management anticipates activities for the quarter ended March 31, 1999 may result in a loss. The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which resulted in lower gross margins. The Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of December 31, 1998, the Registrant had total assets of $1,757,228, current assets of $1,628,439, fixed assets of $122,689, other assets of $6,100, current liabilities of $166,187, other liabilities of $8,423 and total shareholders' equity of $1,582,618. At June 30, 1998, total assets amounted to $1,916,848, current assets of $1,767,081, fixed assets of $143,667, other assets of $6,100, current liabilities of $329,823, other liabilities of $8,423 and shareholders' equity of $1,578,602.

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

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the six months ended December 31, 1998, Lite King's three largest customers accounted for about 85% of its total sales. The loss of any of these customers could have a material adverse effect on the Registrant's operations.

     The cash and cash equivalents balances of the Company as of December 31, 1998 and June 30, 1998 were $987,876 and $750,874, respectively. The increase in cash and cash equivalents was principally the result of lower accounts receivable for the quarter ended December 31, 1998. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

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

     On November 23, 1998, Lite King Corp. (a 100% owned subsidiary of the Registrant) filed a Registration Statement under the Securities Act of 1934 on Form 10-SB relating to a distribution of 100% of the outstanding shares of Lite King Corp., presently owned by the Registrant, on a pro rata basis to the Registrant's shareholders as a dividend.

     Management of the Registrant believes the two companies as separate entities will create additional value for the shareholders. There is no assurance of any trading market developing. It should be noted that even though the Registrant is a public company its shares have not traded in the past few years. Management will attempt to use the Registrant as a "shell" vehicle to acquire an operating business.

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



                   By:  Arthur Seidenfeld
                            President
                    Dated:  February 11, 1999