Form 10-Q
period 1999-03-31
DAINE INDUSTRIES INC
filed 1999-05-13
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 1999 or

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

                              10Q-1


















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                         MARCH 31, 1999









                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


CONSOLIDATED BALANCE SHEETS - ASSETS                          2


CONSOLIDATED BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               4


CONSOLIDATED STATEMENTS OF OPERATIONS                        5-6


CONSOLIDATED STATEMENTS OF CASH FLOWS                         7


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               8-13














                   ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York

We have reviewed the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of March 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the nine month periods ended March 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
April 29, 1999


                                                    Page 1 of 13
                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S



                                      March 31, 1999
                                       (Unaudited)     June 30, 1998


CURRENT ASSETS
  Cash and Cash Equivalents             $  812,731       $  750,874
  Accounts Receivable                       37,506          392,787
  Inventory                                582,002          595,194
  Prepaid Expenses                          21,965           13,978
  Deferred Taxes                            21,168           14,248
  Deferred Offering Costs                    7,425              -0-
  Total Current Assets                   1,482,797        1,767,081

FIXED ASSETS, At Cost
  Machinery and Equipment                  394,145          394,145
  Leasehold Improvements                     9,787            9,787
  Less:  Accumulated Depreciation
    and Amortization                      (291,698)        (260,265)
                                           112,234          143,667

OTHER ASSETS
  Deposits                                   6,100            6,100


TOTAL ASSETS                            $1,601,131       $1,916,848



















See accompanying notes and Accountants' Review Report.


                                                         Page 2 of 13
                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                      March 31, 1999
                                       (Unaudited)     June 30, 1998



CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $   76,407       $  329,823
  Income tax payable                         2,674              -0-
  Total Current Liabilities                 79,081          329,823

OTHER LIABILITIES
  Deferred Income Tax Liability              8,423            8,423

TOTAL LIABILITIES                           87,504          338,246

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings                         69,545          134,520

TOTAL SHAREHOLDERS' EQUITY               1,513,627        1,578,602


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $1,601,131       $1,916,848














See accompanying notes and Accountants' Review Report.


                                                       Page 3 of 13
DAINE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For The Period July 1, 1997 to March 31, 1999



                                                                Total
                   Number     $.00001                           Share-
                     of        Par      Paid-In      Retained   holders'
                   Shares      Value    Capital      Earnings   Equity


BALANCES AT
JULY 1, 1997      248,461,935  $2,485   $1,441,597   $175,896   $1,619,978

Net Income
(Loss) for the
Year Ended
June 30, 1998                                         (41,376)     (41,376)

BALANCES AT
JUNE 30, 1998
(AUDITED)         248,461,935   2,485    1,441,597    134,520    1,578,602

Net Income(Loss)
for the Nine
Months Ended
March 31, 1999                                        (64,975)     (64,975)


BALANCES AT
MARCH 31, 1999
(UNAUDITED)       248,461,935  $2,485   $1,441,597   $ 69,545   $1,513,627




















See accompanying notes and Accountants' Review Report.


                                                                Page 4 of 13
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Three Months Ended
                                                 March 31,
                                            1999         1998


REVENUES
  Sales - Net of Returns
    and Allowances                       $   72,052   $  119,882

COST OF GOODS SOLD
  Beginning Inventory                       570,001      615,866
  Purchase and Freight                       39,606       69,694
  Direct Labor                               23,522       15,846
                                            633,129      701,406
  Less:  Inventory - End of Period         (582,002)    (621,866)
  Cost of Goods Sold                         51,127       79,540

  GROSS MARGIN                               20,925       40,342

Interest Income                               6,835        5,185

General and Administrative Expenses         (95,580)     (92,270)

Depreciation Expense                        (10,455)     (10,944)

INCOME (LOSS) BEFORE INCOME TAXES           (78,275)     (57,687)

Income Tax Expense (Benefit)                 (9,284)      (5,611)

NET INCOME (LOSS)                        $  (68,991)  $  (52,076)

Earnings Per Share                          NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935












See accompanying notes and Accountants' Review Report.


                                                       Page 5 of 13
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                        For The Nine Months Ended
                                                 March 31,
                                            1999         1998


REVENUES
  Sales - Net of Returns
    and Allowances                       $1,080,031   $  848,300

COST OF GOODS SOLD
  Beginning Inventory                       595,194      607,127
  Purchase and Freight                      611,591      444,505
  Direct Labor                              160,347      155,799
                                          1,367,132    1,207,431
  Less:  Inventory - End of Period         (582,002)    (621,866)
  Cost of Goods Sold                        785,130      585,565

  GROSS MARGIN                              294,901      262,735

Interest Income                              19,824       14,963

General and Administrative Expenses        (348,971)    (326,520)

Depreciation Expense                        (31,433)     (32,835)

INCOME (LOSS) BEFORE INCOME TAXES           (65,679)     (81,657)

Income Tax Expense (Benefit)                   (704)      (4,554)

NET INCOME (LOSS)                        $  (64,975)  $  (77,103)

Earnings Per Share                          NIL          NIL


Weighted Average Number of Shares of
  Common Stock Outstanding              248,461,935  248,461,935












See accompanying notes and Accountants' Review Report.


                                                       Page 6 of 13
                        DAINE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                          For The Nine Months Ended
                                                   March 31,
                                               1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $(64,975)  $(77,103)
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense       31,433     32,835
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                              355,281    423,210
    Decrease (Increase) in Inventory           13,192    (14,739)
    Decrease (Increase) in Other
      Current Assets                          (22,332)   (25,680)
    Increase (Decrease) in Accounts Payable
     and Accrued Expenses                    (253,416)   (93,313)
    Increase (Decrease) in Income Tax Payable   2,674        -0-

 Net Cash Provided By (Used In) Operating
  Activities                                   61,857    245,210

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures                             -0-       (359)

 Net Cash (Used In) Investing Activities          -0-       (359)

Net Increase (Decrease) in Cash and
 Cash Equivalents                              61,857    244,851

Cash and Cash Equivalents at
  Beginning of Period                         750,874    468,991

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                $812,731   $713,842


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                $    -0-   $    -0-
     Taxes                                   $  3,542   $  9,913





See accompanying notes and Accountants' Review Report.


                                                    Page 7 of 13

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1999
                           (Unaudited)

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




                                                       Page 8 of 13
                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1999
                          (Unaudited)
                          (Continued)

         The costs associated with the proposed distribution have been capitalized and will be charged to equity upon distribution. If the distribution is unsuccessful, the costs will be charged to operations.

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                         3/31/99    6/30/98
               Raw Materials            $491,875   $506,875
               Work-in-Process            63,427     65,427
               Finished Goods             26,700     22,892
                                        $582,002   $595,194

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the periods ended March 31, 1999 and 1998, three customers accounted for approximately 61%, 11%, 9%, and 35%, 20%, 16%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of the Company's largest customer could have a material adverse effect on the financial condition of the Company.

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



                                                   Page 9 of 13

                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 1999
                              (Unaudited)
                              (Continued)

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

NOTE 3:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office and factory space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                         1999      $ 58,333
                         2000        60,333
                         2001        62,000
                         2002        22,166
                         Total     $202,832

          In addition to annual base rental payments, the company must pay an annual escalation for real estate taxes.











                                                    Page 10 of 13

                     DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1999
                          (Unaudited)
                          (Continued)

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

NOTE 4:   INCOME TAXES

          Income taxes are accrued at the statutory U.S. and state income tax rates.

          Deferred tax liabilities relate to operating loss carrybacks and depreciation timing differences.
                                                  March 31,
                                              1999       1998
          Current tax expense:
            Income tax at statutory rates    $6,216    $ 8,020
          Deferred tax expense:
            Operating losses                 (6,920)   (12,574)

          Total Tax Expense                  $ (704)   $(4,554)






                                                       Page 11 of 13
                    DAINE INDUSTRIES, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1999
                         (Unaudited)
                         (Continued)

          The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                   3/31/99         6/30/98
          Deferred tax asset:
           Operating loss
            carryback             $21,168          $14,248
          Deferred tax liability:
           Depreciation           $ 8,423          $ 8,423

NOTE 5:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 6:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1998 to March 31, 1999 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.

NOTE 7:   SUBSEQUENT EVENT

          On November 23, 1998 Lite King Corp. (a 100% owned subsidiary of the Registrant) filed a Registration Statement under the Securities Act of 1934 on Form 10-SB relating to a distribution of 100% of the outstanding shares of Lite King Corp., presently owned by the Registrant, on a pro rata basis to the Registrant's shareholders as a dividend in the form of one share of Lite King Corp. for each 100 shares of the Registrant held. Fractional shares will be rounded up or down. The shares will be distributed in May 1999 to shareholders of record as of November 30, 1998.

          Management of the Registrant believes the two companies as separate entities will create additional value for the shareholders. There is no assurance of any trading market developing. It should also be noted that even though the Registrant is a public company its shares have not traded in the past few years. Management will attempt to use the Registrant as a "shell" vehicle to acquire an operating business.


                                                       Page 12 of 13

                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 1999
                              (Unaudited)
                              (Continued)

          At March 31, 1999 the unconsolidated balance sheet assets of Daine and Lite King Corp. were as follows:

                                       Daine       Lite King Corp.

          Cash & Cash Equivalents   $  126,008       $  686,723

          Accounts Receivable              -0-           37,506

          Inventory                        -0-          582,002

          Prepaid Expenses                 -0-           21,965

          Deferred Taxes                   -0-           21,168

          Deferred Offering Costs        7,425              -0-

          Fixed Assets, net              9,992          102,242

          Deposits                         -0-            6,100

          Investment in Subsidiary   1,131,280              -0-

            Total Assets            $1,274,705       $1,457,706


























                                                       Page 13 of 13

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

     As a result of the acquisition of the assets of Lite King Corporation by the Registrant's wholly owned subsidiary, during the nine months ended March 31, 1999, the Registrant generated revenues of $1,080,031. During the nine months ended March 31, 1998 the Registrant generated revenues of $848,300. During the nine months ended March 31, 1999, the Registrant had a net loss of $64,975 as compared with a net loss of $77,103 for the nine months ended March 31, 1998.

     The increase in revenues can be attributed to added sales from one of its major customers. Gross Margins for the nine months ended March 31, 1999 declined to 27% from 30% for the nine months ended March 31, 1998. The decline is due to the Company's inability to pass along price increases to its major customers and a reduction in the profit margin earned on one of the Company's principal products.

     General and administrative expenses increased by 7% when comparing expenses for the nine months ended March 31, 1999 and the nine months ended March 31, 1998. This increase can be attributed primarily to higher real estate expenses and taxes.

     Interest income increased by 32% for the nine months ended March 31, 1999 as compared with the nine months ended March 31, 1998. This increase is due to higher balances in interest bearing accounts.

     During the three months ended March 31, 1999 the Registrant generated revenues of $72,052 as compared with revenues of $119,882 for the three months ended March 31, 1998. The decrease of 40% can be attributed to a decline in sales from one of the Registrant's largest customers. For the three months ended March 31, 1999 the Registrant generated a loss of $68,991 as compared with a loss of $52,076 generated during the three months ended March 31, 1998. Much of the loss for the three months ended March 31, 1998 can be attrributed to added general and administrative expenses, principally associated to real estate and related taxes booked during the period and professional fees generated during the period ended March 31, 1998. The gross margin for the three months ended March 31, 1999 was 29% as compared with 33% during the three months ended March 31, 1998. The lower gross margin can be attributed to the inability to pass along price increases to its customers.

     Management anticipates activities for the quarter ended June 30, 1999 may result in a loss. The Registrant is experiencing added competition from firms with production facilities in China, Mexico and third world nations which resulted in lower gross margins. The Registrant is at a disadvantage in that firms based in the above listed nations have labor rates considerably lower than the Registrant's.

     As of March 31, 1999, the Registrant had total assets of $1,601,131, current assets of $1,482,797, fixed assets of $112,234, other assets of $6,100, current liabilities of $79,081, other liabilities of $8,423 and total shareholders' equity of $1,513,627. At June 30, 1998, total assets amounted to $1,916,848, current assets of $1,767,081, fixed assets of $143,667, other assets of $6,100, current liabilities of $329,823, other liabilities of $8,423 and shareholders' equity of $1,578,602.

     Lite King has completed an expansion program which resulted in the addition of new equipment. The Registrant has also begun to manufacture some of the components used in some of its finished products. As part of this program, Lite King has upgraded some existing tooling which should result in having available some improved products. Management believes it has adequate financing to fund Lite King's expansion program.

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

     Lite King's main customer base are manufacturers of Christmas, Easter and Halloween products. Management considers its principal business to be seasonal in nature with sales usually at its lowest point during the quarter ended March 31st, with sales rising steadily during the June, September quarters and declining in the December quarter. The Registrant is experiencing lower gross profit margins because of the introduction of some new components used on some products, mandated by Underwriters Laboratories Inc., and added competition from firms with manufacturing facilities in China. For the nine months ended March 31, 1999, Lite King's three largest customers accounted for about 81% of its total sales. (The largest of the three accounted for 61%, the second for 11% and the third for 9%.)

     The cash and cash equivalents balances of the Company as of March 31, 1999 and June 30, 1998 were $812,731 and $750,874, respectively.
The increase in cash and cash equivalents was principally the result of lower accounts receivable for the quarter ended March 31, 1999. The Company expects that its current balances of cash and cash equivalents will be sufficient to meet its minimum planned capital and liquidity needs for the next year.

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

     Management believes that Lite King's third largest customer will not be buying any product from the Company during the remainder of calendar year 1999 and will be importing its product needs from China. For the nine months ended March 31, 1999 sales to this customer accounted for 9% of Lite King's sales.

     Management also believes that sales to its second largest customer for calendar year 1999 will be about 50% lower than sales during calendar year 1998 (a reduction of about $100,000 in sales). The loss of its third largest customer and reduction in orders from its second largest customer is primarily due to lower labor rates existing in China, making Lite King's product to seasonal decorative lighting customers less price competitive. Management sees this adverse trend continuing and is exploring other unrelated business opportunities for possible involvement, although no assurance can be given that any such business ventures will be successfully implemented.

     The loss of the business of Lite King's largest customer could have a material adverse effect on the financial condition of the Registrant.

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

     On November 23, 1998, Lite King Corp. (a 100% owned subsidiary of the Registrant) filed a Registration Statement under the Securities Act of 1934 on Form 10-SB relating to a distribution of 100% of the outstanding shares of Lite King Corp., presently owned by the Registrant, on a pro rata basis to the Registrant's shareholders as a dividend. (One share of Lite King for each 100 shares of Daine held.) Fractional shares will be rounded up or down. The shares will be distributed in May 1999.
     Management of the Registrant believes the two companies as separate entities will create additional value for the shareholders. There is no assurance of any trading market developing. It should be noted that even though the Registrant is a public company its shares have not traded in the past few years. Management will attempt to use the Registrant as a "shell" vehicle to acquire an operating business.

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



                   By:  Arthur Seidenfeld
                            President
                      Dated:  May 11, 1999