Form 10-K
period 1999-06-30
DAINE INDUSTRIES INC
filed 1999-09-30
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934(Fee Required)

For the Fiscal Year Ended June 30, 1999
Commission File Number 2-80891-NY

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

       Yes / X /         No /   /.

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of September 17, 1999, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 17, 1999 was 248,461,935.


                     DAINE INDUSTRIES, INC.

                             Part 1

Item 1.   Business.

     Daine Industries, Inc. ("The Registrant") was incorporated on September 24, 1987 and is currently seeking to acquire an operating business. From February 1990 until November 19, 1998 operated the business of Lite King Corp. and currently is a public vehicle to acquire an operating business.

     On February 26, 1990, the Registrant acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation ("Lite King"), a manufacturer and assembler of wiring devices, cord sets and sockets. On November 19, 1998, the Registrant filed a Form 10-SB to spin-off Lite King Corp's shares of common stock to its shareholders on a pro rata basis. The Registrant owned all of the 2,484,620 outstanding shares of Lite King which was distributed to its shareholders as of November 30, 1998 on the basis of one share of Lite King for each 100 shares of Daine held. The distribution of stock certificates of Lite King was made in May 1999.

     Management of the Registrant believe the two companies as separate entities may create additional value for the shareholders. There is no assurance of any trading market developing. Management will attempt to use the Registrant as a "shell" vehicle to acquire an operating business.

     During the fiscal year ended June 30, 1999, the Registrant had revenues of $1,080,031 and a net loss of $97,486. The accounts of Lite King Corp were included in the financial statements through March 31, 1999 (reflecting a nine month period). Through March 31, 1999 Lite King Corp incurred a loss of $36,841 for the nine month period ended March 31, 1999.

     The Registrant has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with year 2000 compliance. The Registrant believes that all software and hardware requirements to enable it to cope with the Year 2000 issue have been or are being currently implemented. However, there can be assurance that unanticipated costs may arise in implementing these requirements.

Item 2.   Properties

     As of June 30, 1999, the Registrant owned no property.  The
Registrant utilizes some space in the offices of Lite King Corp., an affiliated company.

Item 3.   Legal Proceedings

     Certain officers and directors of the Company had been included as defendants in a class action entitled "Barker et. al v. Power Securities Corp., et. al" in the Western District of New York which action alleged violations of the securities laws in trading certain securities including those of the Company and its former affiliated company, Davin Enterprises Inc., by all of the defendants. A motion was submitted to the judge by the attorney for the class to discontinue the action against the officers and directors of the Company, which motion was granted on September 13, 1999. As a result, this case has been terminated and all allegations against the defendants have been dismissed. The Company had undertaken to advance any expenses necessary and incurred by the officers and directors in the litigation subject to an undertaking by such officer and director to repay the advances if it be ultimately determined that the officer or director were not entitled to be indemnified. The expenses incurred were not material.

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

                                        High Bid       Low Bid

Quarter ended September 30, 1997          *              *
Quarter ended December 31, 1997           *              *
Quarter ended March 31, 1998              *              *
Quarter ended June 30, 1998               *              *
Quarter ended September 30, 1998          *              *
Quarter ended December 31, 1998           *              *
Quarter ended March 31, 1999              *              *
Quarter ended June 30, 1999               *              *

*there were no pink sheet market makers for the Registrant's common stock; no price information was available.

     On September 17, 1999, there was no market for the shares of the Registrant.
     Number of shareholders of record on September 17, 1999 was 674.

     Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6.   Selected Financial Data

                    For The Year Ended June 30,
                      1999       1998       1997         1996       1995

Net Sales         $1,080,031  $1,521,660  $1,850,407  $1,610,409 $2,907,587
Interest Income       21,032      23,732       9,037      11,193     14,068
Net Income (Loss)    (97,486)    (41,376)     (8,909)    (31,332)   114,996
Net Income (Loss)
 Per Share             NIL        NIL         NIL          NIL       NIL
Total Assets         119,788   1,916,848   1,782,416   1,981,225  2,232,032
Long Term Debt           -0-         -0-        -0-         -0-        -0-
Dividends                -0-         -0-        -0-         -0-        -0-


Item 7.   Management's Discussion And Analysis of Results of
          Operations.

     It is not feasible to compare operations for the fiscal year ended June 30, 1999 with the year ended June 30, 1998 since the Registrant's results for the fiscal year ended June 30, 1999 includes only 9 months of operations for Lite King Corp as compared with a full year's operations for Lite King for fiscal year ended June 30, 1998. The accounts of the Registrant and its consolidated former 100% owned subsidiary, Lite King Corp, are included in the consolidated financial statements through March 31, 1999.

     For the fiscal year ended June 30, 1999 Lite King Corp experienced declining gross margins due to its inability to pass along price increases to its customers. Through March 31, 1999, Lite King incurred a loss of $36,841.

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

     There has been a downward trend in sales as sales decreased between fiscal year 1997 to 1998 due to the factors discussed above.

     The Registrant (through Lite King Corp) has financed its activities primarily from operating activities. For fiscal year
1999 and 1998 cash flows from investing activities have not been material.

     During fiscal years 1997, 1998 and 1999, cash flows from financing activities have been immaterial.

     As of June 30, 1999, the Registrant had total assets of $119,788, total liabilities of $6,500 and shareholders' equity of $113,288. A comparison with total assets, liabilities and shareholders' equity figures at June 30, 1998 would not be meaningful since June 30, 1998 figures include the assets, liabilities and shareholders' equity of Lite King Corp, the ownership of which was spun out to the Registrant's shareholders during the fiscal year ended June 30, 1999.

     June 30, 1999 figures for the Registrant incude current assets of $111,126 (cash and cash equivalents), fixed assets of $8,662, current liabilities of $6,500 (accounts payable andd accrued expenses) and shareholders' equity of $113,288, consisting of common stock of $2,485, paid in capital of $1,441,597 and a retained deficit of $1,330,794. The current ratio (current assets to current liabilities) at June 30, 1999 was approximately 17:1.

     Management is currently in discussion with several private companies regarding a possible merger/acquisition, although no assurance can be given that any of these discussions will lead to a completed transaction in the future.


Item 8.   Financial Statements

     Attached.

Item 9.   Changes In and Disagreements with Accountants in
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 10.  Directors and Executive Officers

     The executive officers and directors of the Registrant are as follows:

                  Age                            Term Expires

Arthur Seidenfeld  48  President and Director   Next annual meeting
Anne Seidenfeld    86  Treasurer,Secretary
                        and Director           Next annual meeting
Gerald Kaufman     58  Director                Next annual meeting

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

     Arthur Seidenfeld, has been president and a director of the Registrant since its formation. Mr. Seidenfeld was awarded a B.S. Degree in Accounting from New York University in 1972 and an M.B.A. in Finance in 1978 from Pace University.

     He is also President and Director of Modern Technology Corp., a public company and Lite King Corp, a publicly traded company engaged in the manufacture and sale of electrical cord sets. He was also President and a Director of Davin Enterprises, Inc. ( a publicly traded company that went public in Sept. 1987), from 1987 until December 1997 when Davin merged with Creative Masters International, a manufacturer of replica cars. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. From December 1996 until December 1998, he was President and Director of Coral Development Corp., a public company which merged with Omnicomm Systems Inc., a company engaged in the computer software/internet field. He is president of Excess Materials, Inc., a 70% owned subsidiary of the Registrant engaged in the internet e-commerce field.

     Anne Seidenfeld, Treasurer-Secretary and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is the Treasurer, Secretary and Director of Modern Technology Corp. and Lite King Corp. She is treasurer and secretary of Excess Materials Inc. She was Treasurer, Secretary and Director of Coral Development Corp. from December 1996 to December 1998 and was treasurer, secretary and director of Davin Enterprises, Inc. from 1987 until December 1997.

     Gerald Kaufman, Director, has been a practicing attorney for over thirty years. He has served as a director of the Registrant, along with being a director of Modern Technology Corp. since 1990 and a director of Lite King Corp since 1998. He has also been a director of American Mayflower Life Insurance Co. since 1973.

     Arthur Seidenfeld is the son of Anne Seidenfeld.

     No forms 4 or 5 were required to be filed by officers or directors during the fiscal year ended June 30, 1999.


Item 11.  Management - Remuneration and Transactions

     The officers of the Registrant did not receive salaries from the Registrant during the year ended June 30, 1999 with the exception of the salaries received from Lite King Corp. During the year ended June 30, 1999 the president of the Registrant, Arthur Seidenfeld received a salary of $92,250 from Lite King Corp. Anne Seidenfeld, treasurer and secretary of the Registrant received a salary of $30,600.

                             PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock:

Title of Class
Common Stock

Name of Beneficial Owner           Amount &      Percentage
                                   Nature of      of Class
                                   Beneficial
                                   Ownership

Modern Technology Corp.
240 Clarkson Ave
Brooklyn, New York                 72,000,000@        29.0%

Arthur Seidenfeld
461 Beach 124 Street
Belle Harbor, New York             36,000,000         14.5%

Anne Seidenfeld
461 Beach 124 Street
Belle Harbor, New York             20,000,000          8.0%

American Israel Ventures Corp.
461 Beach 124 Street
Belle Harbor, New York             15,000,000@         6.0%

Arthur Seidenfeld and Anne Seidenfeld are president and secretary, treasurer respectively of Modern Technology Corp. and also own 48% and 12% respectively of the common stock of Modern Technology Corp.

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

Item 13.  Certain Relationships and Related Transactions.

     The Registrant's corporate office is in the facility of Lite
King Corp., an affiliated company where it does not pay any rent.

Item 14.  Exhibits, Financial Statements and Schedules.

a)  Financial Statements and Financial Statement Schedules.

     Consolidated Balance Sheets - June 30, 1999 and 1998. Consolidated Statement of Shareholders' Equity For the Period July 1, 1996 to June 30, 1999.
     Consolidated Statement of Operations For the Years Ended June 30, 1999, 1998 and 1997.
     Consolidated Statement of Cash Flows For the Years Ended June 30, 1999, 1998, and 1997.
     Notes to the Financial Statements For the Years Ended June 30, 1999, 1998 and 1997.

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


                     DAINE INDUSTRIES, INC.


                    BY Arthur Seidenfeld
                            President
                   Dated:  September 17, 1999



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicted.

     Name               Title                    Date



Arthur Seidenfeld       President and Director
                        Principal Executive
                        Officer and Principal
                        Financial Officer        Sept. 17, 1999



Anne Seidenfeld         Treasurer, Secretary
                        and Director             Sept. 17, 1999



Gerald Kaufman          Director                 Sept. 17, 1999



















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                     JUNE 30, 1999 AND 1998






















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










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
240 Clarkson Avenue
Brooklyn, NY 11226


We have audited the accompanying consolidated balance sheets of DAINE INDUSTRIES, INC. as of June 30, 1999 and 1998 and the related consolidated statements of operations, statements of shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAINE INDUSTRIES, INC. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 6, 1999




                                                    Page 1 of 10

                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



                              A S S E T S


                                                     June 30,
                                                1999         1998


CURRENT ASSETS
  Cash and Cash Equivalents                  $111,126     $  750,874
  Accounts Receivable                             -0-        392,787
  Inventory                                       -0-        595,194
  Prepaid Expenses                                -0-         13,978
  Deferred Taxes                                  -0-         14,248
  Total Current Assets                        111,126      1,767,081

FIXED ASSETS, At Cost
  Machinery and Equipment                      31,032        394,145
  Leasehold Improvements                          -0-          9,787
  Less:  Accumulated Depreciation             (22,370)      (260,265)
                                                8,662        143,667

OTHER ASSETS
  Deposits                                        -0-          6,100


TOTAL ASSETS                                 $119,788     $1,916,848






















See accompanying summary of accounting policies and notes to the financial statements.


                                                          Page 2 of 10
                        DAINE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                                     June 30,
                                                1999         1998


CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses      $    6,500   $  329,823
  Total Current Liabilities                       6,500      329,823

OTHER LIABILITIES
  Deferred Income Tax Liability                     -0-        8,423

TOTAL LIABILITIES                                 6,500      338,246

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding                 2,485        2,485
  Paid-In Capital                             1,441,597    1,441,597
  Retained Earnings (Deficit)                (1,330,794)     134,520

TOTAL SHAREHOLDERS' EQUITY                      113,288    1,578,602


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $  119,788   $1,916,848
















See accompanying summary of accounting policies and notes to the financial statements.


                                                       Page 3 of 10
                          DAINE INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1, 1996 to June 30, 1999



                                                                   Total
                      Number    $.00001             Retained      Share-
                        of        Par     Paid-In   Earnings     holders'
                      Shares     Value    Capital   (Deficit)     Equity


BALANCES AT
JULY 1, 1996       248,461,935  $2,485  $1,441,597  $   184,805  $1,628,887

Net Income (Loss)
for the Year Ended
June 30, 1997                                            (8,909)     (8,909)

BALANCES AT
JUNE 30, 1997      248,461,935   2,485   1,441,597      175,896   1,619,978

Net Income (Loss)
for the Year Ended
June 30, 1998                                           (41,376)    (41,376)

BALANCES AT
JUNE 30, 1998      248,461,935   2,485   1,441,597      134,520   1,578,602

Net Income (Loss)
for the Year Ended
June 30, 1999                                           (97,486)    (97,486)

Lite King Corp
spinoff to Daine
stockholders                                         (1,367,828) (1,367,828)


BALANCES AT
JUNE 30, 1999      248,461,935  $2,485  $1,441,597  $(1,330,794) $  113,288













See accompanying summary of accounting policies and notes to the financial statements.


                                                                 Page 4 of 10
                           DAINE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                           For The Years Ended June 30,
                                          1999         1998        1997


  Interest Income                       $  5,598     $  8,494    $  9,037

  General and Administrative
    Expenses                             (57,724)     (40,884)    (29,978)

  Depreciation and Amortization
    Expense                               (5,320)      (5,320)     (5,523)

INCOME (LOSS) BEFORE INCOME TAXES        (57,446)     (37,710)    (26,464)

  Income Tax Expense (Benefit)             3,199       (9,728)       (129)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                             (60,645)     (27,982)    (26,335)

  Spun-off Operations:
    Income (loss) from operation of
    Lite King Corp subsidiary (less
    applicable income tax expense of
    $352, 198 and $2,887, respectively)  (36,841)     (13,394)     17,426


NET INCOME (LOSS)                       $(97,486)    $(41,376)   $ (8,909)


Earnings (Loss) Per Share                   NIL         NIL         NIL


Weighted Average Number of Shares
  of Common Stock Outstanding          248,461,925  248,461,925 248,461,925
















See accompanying summary of accounting policies and notes to the financial statements.


                                                               Page 5 of 10
                           DAINE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For The Years Ended June 30,
                                            1999        1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                      $ (97,486)  $ (41,376) $  (8,909)
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                             32,763      43,780     47,943
      Change in Assets and Liabilities:
        Decrease (Increase) in Accounts
          Receivable                       355,281     109,472     17,676
        Decrease (Increase) in Inventory    13,192      11,933    296,226
        Decrease (Increase) in Prepaid
          Expenses                          (7,359)     (3,127)    27,386
        Decrease (Increase) in Deferred
          Taxes - Current                      -0-     (14,248)       -0-
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses    (249,416)    183,996   (189,659)
        Increase (Decrease) in Income Tax
          Payable                              -0-      (1,573)     1,573
        Increase (Decrease) in Deferred
          Income Tax Liability                 -0-      (6,615)    (1,814)
  Net Cash Provided By (Used In)
      Operating Activities                  46,975     282,242    190,422

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                         -0-        (359)    (8,913)
  Net Cash (Used In) Investing
    Activities                                 -0-        (359)    (8,913)

CASH FLOWS FROM FINANCING ACTIVITIES
  Spinoff of Lite King Corp               (686,723)        -0-        -0-
  Net Cash (Used In) Financing
    Activities                            (686,723)        -0-        -0-

Net Increase (Decrease) in Cash and
  Cash Equivalents                        (639,748)    281,883    181,509

Cash and Cash Equivalents at
  Beginning of Period                      750,874     468,991    287,482

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 111,126   $ 750,874  $ 468,991

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
      Interest                           $     -0-   $     -0-  $     -0-
      Income Taxes                       $   2,922   $  12,024  $   3,000



See accompanying summary of accounting policies and notes to the financial statements.


                                                             Page 6 of 10
                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         Daine Industries, Inc. (Daine) is a Delaware corporation. Daine owned 100% of the stock of Lite King Corp. (LKC) a New York corporation through November 19, 1998. Daine's principal purpose is to acquire and merge with an operating company. LKC's principal business is the manufacture and assembly of electrical wiring devices, cord sets and sockets. LKC's customers consist of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, and other electrical specialties. The customers are located throughout North America.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accounts of the Company and its consolidated 100% owned subsidiary, Lite King Corporation, are included in the consolidated financial statements through March 31, 1999. LKC incurred a loss of $36,841 through March 31, 1999. (See spinoff) All significant intercompany balances and transactions have been eliminated.

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

         INVENTORY

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
         Inventories consist of:

                                                    6/30/98
               Raw Materials                       $506,875
               Work-in-Process                       65,427
               Finished Goods                        22,892
                                                   $595,194



                                                    Page 7 of 10
                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                              (Continued)

          CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. During the years ended June 30, 1999 and 1998, three customers accounted for approximately 62%, 15%, 6%, and 38%, 28%, 18%, respectively, of total revenues. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

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




                                                     Page 8 of 10
                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                              (Continued)

          SPINOFF

          In April of 1999, Daine Industries Inc. distributed all 2,484,620 issued and outstanding shares of Lite King Corp. to the shareholders of Daine Industries Inc. on a pro rata basis. Daine did not recognize any gain or loss on the distribution and also relies on Internal Revenue Code section 355 to treat the distribution as a nontaxable stock dividend to Daine's shareholders.

          The following financial information relating to Lite King Corp is provided pursuant to APB 30 (the amounts provided for the year ended June 30, 1999 only included the operations of Lite King through March 31, 1999).

                                  For the Year Ended June 30,
                                 1999        1998        1997

          Sales, net          $1,080,031  $1,521,660  $1,850,407
          Interest income         15,434      15,238         -0-
          Depreciation
            expense               27,443      38,460      42,420

NOTE 3:   COMMITMENTS AND CONTINGENCIES

          Certain officers and directors of the company had been included as defendants in a class action entitled "Barker et al v. Power Securities Corp., et al" in the Western District of New York, which action alleged violations of the securities laws, in trading certain securities including those of the company and its former affiliated company, Davin Enterprises Inc., by all of the defendants. A motion was been submitted to the judge by the attorney for the class to discontinue the action against the officers and directors of the Company, which motion was granted on September 13, 1999. As a result, this case has been terminated and all allegations against the defendents have been dismissed.

          The company had undertaken to advance any expenses necessary and incurred by the officers and directors in the litigation subject to an undertaking by such officer and director to repay the advances if it was ultimately determined that the officer or director was not entitled to be indemnified. The expenses incurred were not material.












                                                    Page 9 of 10
                        DAINE INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                              (Continued)

NOTE 4:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense for June 30, 1997 is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences.

                                            June 30,
                                     1999     1998     1997
         Current tax expense (benefit):
           Income tax at
            statutory rates        $3,551   $ 7,016  $ 7,767
           Other differences          -0-    (2,298)  (1,872)
                                    3,551     4,718    4,572
         Deferred tax expense (benefit):
           Depreciation               -0-     6,615   (1,814)
           Operating loss
            carryback                 -0-   (20,863)  (1,323)
                                      -0-   (14,248)  (3,137)
         Total Tax Expense
           (Benefit)               $3,551   $(9,530) $ 2,758

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                        June 30,
                                    1999     1998
           Deferred tax asset
             Operating loss
             carryback             $20,060  $14,248
             Valuation allowance   (20,060)     -0-
           Net deferred tax asset  $   -0-  $14,248
           Deferred tax liability
             Depreciation          $   -0-  $ 8,423

         During the year ended June 30, 1999, Daine distributed the stock of its subsidiary Lite King to Daine shareholders in a tax free spinoff. Therefore, Daine will not be filing a consolidated tax return with Lite King for the year ended June 30, 1999 and the loss that Daine has generated for this year of approximately $59,000 must be carried forward for tax purposes until 2019. The tax benefits associated with this loss have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 5:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.



                                                     Page 10 of 10