Form 10-Q
period 1999-09-30
DAINE INDUSTRIES INC
filed 1999-11-12
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1999 or

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

                              10Q-1


















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999









                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


BALANCE SHEET                                                 2


STATEMENTS OF SHAREHOLDERS' EQUITY                            3


STATEMENTS OF OPERATIONS                                      4


STATEMENTS OF CASH FLOWS                                      5


NOTES TO THE FINANCIAL STATEMENTS                            6-9














                   ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York  11226

We have reviewed the accompanying balance sheet of DAINE INDUSTRIES, INC. as of September 30, 1999 and the related statements of operations, shareholders' equity and cash flows for the three month periods ended September 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
October 29, 1999


                                                    Page 1 of 9
                         DAINE INDUSTRIES, INC.
                             BALANCE SHEET


                                      Sept. 30, 1999
                                       (Unaudited)     June 30, 1999

                              A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents             $  104,981       $  111,126
  Total Current Assets                     104,981          111,126

FIXED ASSETS, At Cost
  Machinery and Equipment                   31,032           31,032
  Less:  Accumulated Depreciation          (23,700)         (22,370)
                                             7,332            8,662


TOTAL ASSETS                            $  112,313       $  119,788


  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $    6,500       $    6,500
  Total Current Liabilities                  6,500            6,500

TOTAL LIABILITIES                            6,500            6,500

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings (Deficit)           (1,338,269)      (1,330,794)

TOTAL SHAREHOLDERS' EQUITY                 105,813          113,288


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $  112,313       $  119,788









See Accountants' Review Report and notes to the financial statements.


                                                         Page 2 of 9

                       DAINE INDUSTRIES, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY
           For The Period July 1, 1998 to September 30, 1999



                                                                   Total
                     Number     $.00001                 Retained   Share-
                       of         Par      Paid-In      Earnings   holders'
                     Shares      Value     Capital      (Deficit)  Equity

BALANCES AT
JULY 1, 1998      248,461,935   $2,485    $1,441,594  $   134,520  $1,578,602

Net Income(Loss)
for the Year Ended
June 30, 1999                                             (97,486)    (97,486)

Lite King Corp
spinoff to Daine
stockholders                                           (1,367,828) (1,367,828)

BALANCES AT
JUNE 30, 1999
(Audited)         248,461,935    2,485     1,441,594   (1,330,794)    113,288

Net Income (Loss)
for the three
months ended
Sept. 30, 1999                                             (7,475)     (7,475)


BALANCES AT
SEPT. 30, 1999
(Unaudited)       248,461,935   $2,485    $1,441,597  $(1,338,269) $  105,813


















See Accountants' Review Report and notes to the financial statements.


                                                                   Page 3 of 9
                        DAINE INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                      For The Three Months Ended
                                             September 30,
                                          1999          1998


Interest Income                          $ 1,059      $ 1,765

General and Administrative Expenses       (6,703)      (5,025)

Depreciation and Amortization Expense     (1,330)      (1,330)

Income (Loss) Before Income Taxes         (6,974)      (4,590)

Income Tax Expense (Benefit)                 501        1,309

Income (Loss) from Continuing
  Operations                              (7,475)      (5,899)

Spun Off Operations
  Income (Loss) from operation of
  Lite King Corp subsidiary (net of
  applicable income tax expense of
  $28,198)                                   -0-       66,483


NET INCOME (LOSS)                        $(7,475)     $60,584


Basic and Diluted Earnings (Loss)
  Per Share                                NIL          NIL

Weighted Average Number of
  Shares Outstanding                  248,461,935  248,461,935















See Accountants' Review Report and notes to the financial statements.


                                                    Page 4 of 9
                        DAINE INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                           For The Three Months Ended
                                                   September 30,
                                                 1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                             $ (7,475)  $ 60,584
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense          1,330     10,945
   Change in Assets and Liabilities:
    Decrease (Increase) in Accounts
      Receivable                                    -0-   (232,476)
    Decrease (Increase) in Inventory                -0-     45,192
    Decrease (Increase) in Prepaid Expenses         -0-       (416)
    Increase (Decrease) in Accounts Payable
     & Accrued Expenses                             -0-     51,994
    Increase (Decrease) in Income Tax Payable       -0-     28,197

 Net Cash Provided By (Used In) Operating
  Activities                                     (6,145)   (35,980)

Cash and Cash Equivalents at
  Beginning of Period                           111,126    750,874

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                  $104,981   $714,894


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                  $    -0-   $    -0-
     Taxes                                     $    501   $  1,309














See Accountants' Review Report and notes to the financial statements.


                                                      Page 5 of 9

                     DAINE INDUSTRIES, INC.
                NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                           (Unaudited)


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




                                                       Page 6 of 9
                     DAINE INDUSTRIES, INC.
                NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                       (Unaudited)
                       (Continued)


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

         The following unaudited financial information relating to Lite King Corp is provided pursuant to APB 30 (the amounts provided for the year ended June 30, 1999 only included the operations of Lite King through March 31, 1999).

                              For the Three Months Ended
                                  September 30, 1999

          Sales                         $759,850
          Interest income                  5,092
          Depreciation expense             9,615


                                                       Page 7 of 9
DAINE INDUSTRIES, INC.
                NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
(Unaudited)
(Continued)


NOTE 3:   INCOME TAXES

          Income taxes are accrued at the statutory U.S. and state income tax rates.

                                                September 30,
                                               1999      1998
          Current tax expense:
          Income tax at statutory rates      $  501    $ 1,309

          Total Tax Expense                  $  501    $ 1,309

          The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                             9/30/99   6/30/99
          Deferred tax asset:
           Operating loss carryback          $22,360   $20,060
           Valuatin allowance                (22,360)  (20,060)
          Net deferred tax asset             $   -0-   $   -0-

          During the year ended June 30, 1999, Daine distributed the stock of its subsidiary Lite King to Daine shareholders in a tax free spinoff. Therefore, Daine will not be filing a consolidated tax return with Lite King for the year ended June 30, 1999 and the loss that Daine has generated for that year of approximately $59,000 must be carried forward for tax purposes until 2019. The loss of $7,500 for the three months ended September 30, 1999 generates a tax benefit of approximately $2,300 and expires in 2020. The tax benefits associated with the losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 4:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.









                                                       Page 8 of 9

DAINE INDUSTRIES, INC.
                NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                              (Unaudited)
                              (Continued)


NOTE 5:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1999 to September 30, 1999 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.








































                                                   Page 9 of 9

Part 1.  Financial Information


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Daine Industries, Inc. ("The Registrant") was incorporated on September 24, 1987 and is currently seeking to acquire an operating business. From February 1990 until November 19, 1998 the Registrant operated business of Lite King Corp. and currently is a public vehicle to acquire an operating business.

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

     During the three months ended September 30, 1999, the Registrant's only revenues consisted of interest income which amounted to $1,059. Total expenses amounted to $7,475, consisting of general and administrative expenses (primarily legal and accounting fees) of $6,703, depreciation and amortization expense of $1,330 and income tax expense of $501. For the quarter ended September 30, 1999, the Registrant had an operating loss from continuing operations of $7,475. For the quarter ended September 30, 1998, the Registrant had net income of $60,584 which was generated from the operations of Lite King Corp., a former wholly owned subsidiary of the Registrant which was spun off to the Registrant's shareholders during 1999.

     At September 30, 1999, the Registrant had total assets of $112,313, consisting of current assets of $104,981 (cash and cash equivalents), and fixed assets of $7,332. At June 30, 1999, the Registrant had total assets of $119,788, consisting of cash and cash equivalents (current assets) of $111,126 and fixed assets of $8,662.

     At September 30, 1999, the Registrant's total liabilities consisted of accounts payables and accrued expenses of $6,500 (the same amount at June 30, 1999). Shareholders equity at September 30, 1999 amounted to $105,813 as compared with $113,288 as of June 30, 1999.

     The Registrant is actively seeking candidates for either acquisition or merger. No assurance can be given that such acquisition or merger will occur in the near future.



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


Item 1.  Legal Proceedings.  None.

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


                   By:  Arthur Seidenfeld
                            President
                    Dated:  November 9, 1999