Form 10-Q
period 1999-12-31
DAINE INDUSTRIES INC
filed 2000-02-14
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 1999 or

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

                              10Q-1


















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1999









                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


BALANCE SHEET                                                 2


STATEMENTS OF SHAREHOLDERS' EQUITY                            3


STATEMENTS OF OPERATIONS                                     4-5


STATEMENTS OF CASH FLOWS                                      6


NOTES TO THE FINANCIAL STATEMENTS                           7-10














                   ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York  11226

We have reviewed the accompanying balance sheet of DAINE INDUSTRIES, INC. as of December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for the six month periods ended December 31, 1999 and 1998, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
January 13, 2000


                                                    Page 1 of 10
                        DAINE INDUSTRIES, INC.
                             BALANCE SHEET


                                      Dec. 31, 1999
                                       (Unaudited)     June 30, 1999

                              A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents             $  101,121       $  111,126
  Total Current Assets                     101,121          111,126

FIXED ASSETS, At Cost
  Machinery and Equipment                   31,032           31,032
  Less:  Accumulated Depreciation          (25,030)         (22,370)
                                             6,002            8,662


TOTAL ASSETS                            $  107,123       $  119,788


  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $    2,500       $    6,500
  Total Current Liabilities                  2,500            6,500

TOTAL LIABILITIES                            2,500            6,500

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 350,000,000 shares
    authorized, 248,461,935
    shares issued and outstanding            2,485            2,485
  Paid-In Capital                        1,441,597        1,441,597
  Retained Earnings (Deficit)           (1,339,459)      (1,330,794)

TOTAL SHAREHOLDERS' EQUITY                 104,623          113,288


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $  107,123       $  119,788









See Accountants' Review Report and notes to the financial statements.


                                                         Page 2 of 10

                      DAINE INDUSTRIES, INC.
                 STATEMENTS OF SHAREHOLDERS' EQUITY
         For The Period July 1, 1998 to December 31, 1999



                                                                   Total
                     Number     $.00001                 Retained   Share-
                       of         Par      Paid-In      Earnings   holders'
                     Shares      Value     Capital      (Deficit)  Equity

BALANCES AT
JULY 1, 1998      248,461,935   $2,485    $1,441,594  $   134,520  $1,578,602

Net Income(Loss)
for the Year Ended
June 30, 1999                                             (97,486)    (97,486)

Lite King Corp
spinoff to Daine
stockholders                                           (1,367,828) (1,367,828)

BALANCES AT
JUNE 30, 1999
(Audited)         248,461,935    2,485     1,441,594   (1,330,794)    113,288

Net Income (Loss)
for the six
months ended
Dec. 31, 1999
(Unaudited)                                                (8,665)     (8,665)

BALANCES AT
DEC. 31, 1999
(Unaudited)       248,461,935   $2,485    $1,441,597  $(1,339,459) $  104,623


















See Accountants' Review Report and notes to the financial statements.


                                                                   Page 3 of 10
                        DAINE INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                      For The Three Months Ended
                                              December 31,
                                          1999          1998


Interest Income                          $ 1,184      $  1,432

General and Administrative Expenses       (1,044)       (9,295)

Depreciation and Amortization Expense     (1,330)       (1,330)

Income (Loss) Before Income Taxes         (1,190)       (9,193)

Income Tax Expense (Benefit)                 -0-           -0-

Income (Loss) from Continuing
  Operations                              (1,190)       (9,193)

Spun Off Operations
  Income (Loss) from operation of
  Lite King Corp subsidiary (net of
  applicable income tax (benefit) of
  $20,197)                                   -0-       (47,376)


NET INCOME (LOSS)                        $(1,190)     $(56,569)


Basic and Diluted Earnings (Loss)
  Per Share                                NIL          NIL

Weighted Average Number of
  Shares Outstanding                  248,461,935  248,461,935















See Accountants' Review Report and notes to the financial statements.


                                                    Page 4 of 10
                        DAINE INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                       For The Six Months Ended
                                              December 31,
                                          1999          1998


Interest Income                          $ 2,243      $  3,197

General and Administrative Expenses       (7,747)      (14,320)

Depreciation and Amortization Expense     (2,660)       (2,660)

Income (Loss) Before Income Taxes         (8,164)      (13,783)

Income Tax Expense (Benefit)                 501         1,309

Income (Loss) from Continuing
  Operations                              (8,665)      (15,092)

Spun Off Operations
  Income (Loss) from operation of
  Lite King Corp subsidiary (net of
  applicable income tax expense
  $7,271)                                    -0-        19,107


NET INCOME (LOSS)                        $(8,665)     $  4,015


Basic and Diluted Earnings (Loss)
  Per Share                                NIL          NIL

Weighted Average Number of
  Shares Outstanding                  248,461,935  248,461,935















See Accountants' Review Report and notes to the financial statements.


                                                    Page 5 of 10
                        DAINE INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                            For The Six Months Ended
                                                   December 31,
                                                 1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                             $ (8,665)  $  4,015
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Depreciation and Amortization Expense          2,660      2,660
   Change in Assets and Liabilities:
    Increase (Decrease) in Accounts Payable
     & Accrued Expenses                          (4,000)    (3,500)
    Cash flows (used in) from Spunoff
     Operations                                     -0-    (26,534)

 Net Cash Provided By (Used In) Operating
  Activities                                    (10,005)   (23,359)

Cash and Cash Equivalents at
  Beginning of Period                           111,126    165,322

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                  $101,121   $141,963


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                  $    -0-   $    -0-
     Taxes                                     $    501   $  1,309

















See Accountants' Review Report and notes to the financial statements.


                                                      Page 6 of 10

                     DAINE INDUSTRIES, INC.
                NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999
                           (Unaudited)


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




                                                       Page 7 of 10
                     DAINE INDUSTRIES, INC.
                NOTES TO THE FINANCIAL STATEMENTS
                       DECEMBER 31, 1999
                         (Unaudited)
                         (Continued)


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














                                                       Page 8 of 10
                    DAINE INDUSTRIES, INC.
                NOTES TO THE FINANCIAL STATEMENTS
                      DECEMBER 31, 1999
                         (Unaudited)
                         (Continued)


NOTE 3:   INCOME TAXES

          Income taxes are accrued at the statutory U.S. and state income tax rates.

                                                December 31,
                                               1999      1998
          Current tax expense:
          Income tax at statutory rates      $  501    $ 1,309

          Total Tax Expense                  $  501    $ 1,309

          The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                             12/31/99  6/30/99
          Deferred tax asset:
           Operating loss carryback          $25,060   $20,060
           Valuation allowance               (25,060)  (20,060)
          Net deferred tax asset             $   -0-   $   -0-

          During the year ended June 30, 1999, Daine distributed the stock of its subsidiary Lite King to Daine shareholders in a tax free spinoff. Therefore, Daine will not be filing a consolidated tax return with Lite King for the year ended June 30, 1999 and the loss that Daine has generated for that year of approximately $59,000 must be carried forward for tax purposes until 2019. The loss of $8,665 for the six months ended December 31, 1999 generates a tax benefit of approximately $2,700 and expires in 2020. The tax benefits associated with the losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 4:   POSTRETIREMENT EMPLOYEE BENEFITS

          The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.









                                                       Page 9 of 10

                        DAINE INDUSTRIES, INC.
                 NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (Unaudited)
                              (Continued)


NOTE 5:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the company for the period July 1, 1999 to December 31, 1999 have been prepared by management from the books and records of the company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.








































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

     During the six months ended December 31, 1999, the Registrant's only revenues consisted of interest income which amounted to $2,243. Total expenses amounted to $10,908, consisting of general and administrative expenses (primarily legal and accounting fees) of $7,747, depreciation and amortization expense of $2,660 and income tax expense of $501, resulting in a net loss of $8,665.

     For the six months ended December 31, 1998, the Registrant had net income of $4,015. The net income of $4,015 was the result of interest income of $3,197, general and administrative expenses (primarily legal and accounting expenses) of $14,320, depreciation and amortization expenses of $2,660, income tax expense of $1,309, resulting in a loss from continuing operations of $15,092. This loss was balanced by income from the operations of its Lite King Corp subsidiary (net of applicable income tax expense of $7,271) of $19,107 resulting in net income of $4,015. Lite King Corp is a former wholly owned subsidiary of the Registrant which was spun off to the Registrant's shareholders during 1999.

     At December 31, 1999, the Registrant had total assets of $107,123, consisting of current assets of $101,121 (cash and cash equivalents), and fixed assets of $6,002. At June 30, 1999, the Registrant had total assets of $119,788, consisting of cash and cash equivalents (current assets) of $111,126 and fixed assets of $8,662.

     At December 31, 1999, the Registrant's total liabilities consisted of accounts payable and accrued expenses of $2,500. At June 30, 1999 total liabilities amounted to $6,500. Shareholders equity at December 31, 1999 amounted to $104,623 as compared with $113,288 as of June 30, 1999.

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


                   By:  Arthur Seidenfeld
                            President
                    Dated:  February 9, 2000