Form 10-K
period 2000-06-30
DAINE INDUSTRIES INC
filed 2000-09-28
CIK 824845

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

            Yes / X /         No /   /.

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of September 13, 2000, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 13, 2000 was 1,242,374.


                          DAINE INDUSTRIES, INC.

                                  Part 1

Item 1.        Business.

          Daine Industries, Inc. ("The Registrant") was incorporated on September 24, 1987 and is currently seeking to acquire an operating business. From February 1990 until November 19, 1998 the
Registrant operated the business of Lite King Corp. and currently is a public vehicle to acquire an operating business.

          On February 26, 1990, the Registrant acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation ("Lite King"), a manufacturer and assembler of wiring devices, cord sets and sockets. On November
19, 1998, the Registrant filed a Form 10-SB to spin-off Lite King Corp's shares of common stock to its shareholders on a pro rata basis. The Registrant owned all of the 2,484,620 outstanding shares of Lite King which was distributed to its shareholders as of November 30, 1998 on the basis of one share of Lite King for each 100 shares of Daine held presplit. The distribution of stock certificates of Lite King was made in May 1999.

          Management of the Registrant believe the two companies as separate entities may create additional value for the shareholders. There is no assurance of any trading market developing. Management will attempt to use the Registrant as a "shell" vehicle to acquire an operating business.

          During the fiscal year ended June 30, 2000, the Registrant had a net loss of $32,522. For the year ended June 30, 1999, the Registrant had a net loss of $97,486.

Item 2.        Properties

          As of June 30, 2000, the Registrant owned no property. The Registrant's office is located in the office of Lite King Corp., an affiliated company.

Item 3.        Legal Proceedings

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

                                             High Bid       Low Bid

Quarter ended September 30, 1998               *              *
Quarter ended December 31, 1998                *              *
Quarter ended March 31, 1999                   *              *
Quarter ended June 30, 1999                    *              *
Quarter ended September 30,1999                *              *
Quarter ended December 31, 1999                *              *
Quarter ended March 31, 2000                   *              *
Quarter ended June 30, 2000                    *              *

*there were no pink sheet market makers for the Registrant's common stock; no price information was available.

          On September 13, 2000, there was no market for the shares of the Registrant.
          Number of shareholders of record on September 13, 2000 was 669.

          Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6.        Selected Financial Data

                         For The Year Ended June 30,
                                2000        1999         1998

      Interest Income         $  4,438    $  5,598    $    8,494
      Net Income (Loss)        (32,522)    (97,486)      (41,376)
      Net Income (Loss)
       Per Share                 $(.03)     $(.08)        $(.03)
      Total Assets              86,766     119,788     1,916,848
      Long Term Debt               -0-         -0-           -0-
      Dividends                    -0-         -0-           -0-

Item 7.   Management's Discussion And Analysis of Results of
          Operations.

     The accounts of the Registrant and its former consolidated
100% owned subsidiary, Lite King Corp. are included in the consolidated financial statements through June 30, 1998 and the 1998 total assets figure listed above reflects the combined assets of the Registrant and Lite King Corp.

     The Registrant's net loss for the year ended June 30, 2000 can be primarily attributed to general and administrative expenses (primarily accounting and legal expenses) of $28,418 and depreciation and amortization expense of $8,662 offset by income tax benefits of $120. For the year ended June 30, 1999, general and administrative expenses (primarily accounting and legal expenses) amounted to $57,724 and depreciation and amortization expense of $5,320, income tax expense of $3,199 and a loss from operations of the Lite King Corp. subsidiary of $36,841.

     Interest income declined to $4,438 during the year ended June 30, 2000 from $5,598 generated during the year ended June 30, 1999. For the year ended June 30, 1999, interest income amounted to $5,598, lower than interest income of $8,494 generated during the fiscal year ended June 30, 1998. The varying interest income figures listed above reflects declining cash balances from fiscal years 1998-2000.

     The Registrant generated higher general and administrative expenses in fiscal year 1999 as compared with fiscal year 1998 expenses (1999-$57,724) (1998-$40,884). These figures are primarily related to accounting and legal expenses. No salaries were paid to officers of the Registrant during fiscal years 1998, 1999 and 2000.

     The Registrant has financed its activities primarily from operating activities. For fiscal years 1998, 1999 and 2000, cash flows from investing activities have not been material. For fiscal years 2000 and 1998, cash flows from financing activities have been immaterial. During fiscal year 1999, cash was used in financing activities from the spinoff of Lite King Corp. (amounting to $686,723).

     As of June 30, 2000, the Registrant had total assets of $86,766, total liabilities of $6,000 and shareholders' equity of $80,766. June 30, 2000 figures for the Registrant include current assets of $86,766 (cash and cash equivalents), current liabilities of $6,000 consisting of accrued expenses, and shareholders equity of $80,766, consisting of common stock of $2,485, paid in capital of $1,441,597 and an accumulated deficit of $1,363,316. The current ratio (current assets to current liabilities) at June 30, 2000 was approximately 14:1.

     As of June 30, 1999, the Registrant had total assets of $119,788, total liabilities of $6,500 and shareholders' equity of $113,288. June 30, 1999 figures for the Registrant include current assets of $111,126 (cash and cash equivalents), fixed assets of $8,662, current liabilities of $6,500 (accrued expenses), and shareholders' equity of $113,288, consisting of common stock of $2,485, paid in capital of $1,441,597 and an accumulated deficit of $1,330,794. The current ratio (current assets to current liabilities) at June 30, 1999 was approximately 17:1.

     A comparison with total assets, liabilities and shareholders' equity figures at June 30, 1998 would not be meaningful since June 30, 1998 figures include the assets, liabilities and shareholders' equity of Lite King Corp., the ownership of which was spun out to the Registrant's shareholders during the fiscal year ended June 30, 1999.

     Management is currently seeking out private companies for a possible merger/acquisition, although no assurance can be given that any of its efforts will lead to an eventual merger/acquisition in the near future. At the present time, management is currently considering several projects for potential merger/acquisition, although no assurance can be given that any will lead to merger/acquisition.

     On July 24, 2000 the Registrant effected a one (1) for two hundred (200) reverse split of its common stock and reduced the number of authorized shares from 350,000,000 to 50,000,000. This reverse split was completed to make the Registrant more presentable to future merger/acquisition candidates.

Item 8.   Financial Statements

     Attached.

Item 9.   Changes In and Disagreements with Accountants in
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 10.  Directors and Executive Officers

     The executive officers and directors of the Registrant are as follows:

                  Age                            Term Expires

Arthur Seidenfeld  49  President and Director    Next annual
                                                 meeting
Anne Seidenfeld    87  Treasurer,Secretary
                        and Director             Next annual
                                                 meeting
Gerald Kaufman     59  Director                  Next annual
                                                 meeting

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

     He is also President and Director of Modern Technology Corp., a public company and Lite King Corp, a publicly traded company engaged in the manufacture and sale of electrical cord sets. He was also President and a Director of Davin Enterprises, Inc. ( a publicly traded company that went public in Sept. 1987), from 1987 until December 1997 when Davin merged with Creative Masters International, a manufacturer of replica cars. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. From December 1996 until December 1998, he was President and Director of Coral Development Corp., a public company which merged with Omnicomm Systems Inc., a company engaged in the computer software/internet field. He is president of Excess Materials, Inc., a 70% owned subsidiary of Modern Technology Corp. engaged in the internet e-commerce field.

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

     No forms 4 or 5 were required to be filed by officers or directors during the fiscal year ended June 30, 2000.


Item 11.  Management - Remuneration and Transactions

     The officers of the Registrant did not receive salaries from the Registrant during the year ended June 30, 2000 with the exception of the salaries received from Lite King Corp.

                             PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock (effective for 200/1 reverse split on July 24, 2000):


Title of Class
Common Stock

Name of Beneficial Owner           Amount &      Percentage
                                   Nature of      of Class
                                   Beneficial
                                   Ownership

Modern Technology Corp.
240 Clarkson Ave
Brooklyn, New York                    360,000         29.0%

Arthur Seidenfeld
461 Beach 124 Street
Belle Harbor, New York                180,000         14.5%

Anne Seidenfeld
461 Beach 124 Street
Belle Harbor, New York                100,000          8.0%

American Israel Ventures Corp.
461 Beach 124 Street
Belle Harbor, New York                 75,000          6.0%

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

b.   The shares owned by management are as follows:
     Common Stock.

  Arthur Seidenfeld     180,000       14.5%
  Anne Seidenfeld       100,000        8.0%
  Gerald Kaufman         15,000        1.2%

Item 13.  Certain Relationships and Related Transactions.

     The Registrant's corporate office is in the facility of Lite
King Corp., an affiliated company.

Item 14.  Exhibits, Financial Statements and Schedules.

a)  Financial Statements and Financial Statement Schedules.

     Balance Sheets - June 30, 2000 and 1999.
     Statement of Shareholders' Equity For the Period July 1, 1997 to June 30, 2000.
     Statement of Operations For the Years Ended June 30, 2000,
     1999 and 1998.
     Statement of Cash Flows For the Years Ended June 30, 2000,
     1999, and 1998.
     Notes to the Financial Statements For the Years Ended June 30, 2000, 1999 and 1998.

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


                     DAINE INDUSTRIES, INC.


                    BY Arthur Seidenfeld
                            President
                   Dated:  September 20, 2000



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicted.

     Name               Title                    Date



Arthur Seidenfeld       President and Director
                        Principal Executive
                        Officer and Principal
                        Financial Officer        Sept. 20, 2000



Anne Seidenfeld         Treasurer, Secretary
                        and Director             Sept. 20, 2000



Gerald Kaufman          Director                 Sept. 20, 2000



















                     DAINE INDUSTRIES, INC.

                      FINANCIAL STATEMENTS

                     JUNE 30, 2000 AND 1999






















                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


BALANCE SHEETS - ASSETS                                       2


BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                      3


STATEMENTS OF SHAREHOLDERS' EQUITY                            4


STATEMENTS OF OPERATIONS                                      5


STATEMENTS OF CASH FLOWS                                      6


NOTES TO THE FINANCIAL STATEMENTS                            7-10










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York


We have audited the accompanying balance sheets of DAINE INDUSTRIES, INC. as of June 30, 2000 and 1999 and the related statements of operations, statements of shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAINE INDUSTRIES, INC. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.




                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
July 27, 2000






                                                    Page 1 of 10

                        DAINE INDUSTRIES, INC.
                            BALANCE SHEETS



                              A S S E T S


                                                    June 30,
                                               2000         1999


CURRENT ASSETS
  Cash and Cash Equivalents                  $ 86,766     $111,126
  Total Current Assets                         86,766      111,126

FIXED ASSETS, At Cost
  Machinery and Equipment                      31,032       31,032
  Less:  Accumulated Depreciation             (31,032)     (22,370)
                                                  -0-        8,662


TOTAL ASSETS                                 $ 86,766     $119,788






























See accompanying summary of accounting policies and notes to the financial statements.


                                                          Page 2 of 10
                        DAINE INDUSTRIES, INC.
                            BALANCE SHEETS



  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


                                                     June 30,
                                                2000         1999


CURRENT LIABILITIES
  Accrued Expenses                           $    6,000   $    6,500
  Total Current Liabilities                       6,000        6,500

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 50,000,000 shares
    authorized, 1,242,374
    shares issued and outstanding                    12           12
  Paid-In Capital                             1,444,070    1,444,070
  Retained Earnings (Deficit)                (1,363,316)  (1,330,794)

TOTAL SHAREHOLDERS' EQUITY                       80,766      113,288


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $   86,766   $  119,788





















See accompanying summary of accounting policies and notes to the financial statements.


                                                       Page 3 of 10
                          DAINE INDUSTRIES, INC.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1, 1997 to June 30, 2000



                       Common Stock                                Total
                      Number    $.00001             Retained      Share-
                        of        Par     Paid-In   Earnings     holders'
                      Shares     Value    Capital   (Deficit)     Equity


BALANCES AT
JULY 1, 1997       1,242,374      $12   $1,441,597  $   175,896  $1,619,978

Net Income (Loss)
for the Year Ended
June 30, 1998                                           (41,376)    (41,376)

BALANCES AT
JUNE 30, 1998      1,242,374       12    1,441,597      134,520   1,578,602

Net Income (Loss)
for the Year Ended
June 30, 1999                                           (97,486)    (97,486)

Lite King Corp
spinoff to Daine
stockholders                                         (1,367,828) (1,367,828)

BALANCES AT
JUNE 30, 1999      1,242,374       12    1,441,597   (1,330,794)    113,288

Net Income (Loss)
for the Year Ended
June 30, 2000                                           (32,522)    (32,522)


BALANCES AT
JUNE 30, 2000      1,242,374      $12   $1,441,597  $(1,363,316) $   80,766













See accompanying summary of accounting policies and notes to the financial statements.


                                                                 Page 4 of 10
                           DAINE INDUSTRIES, INC.
                          STATEMENTS OF OPERATIONS




                                           For The Years Ended June 30,
                                          2000         1999        1998


  Interest Income                       $  4,438     $  5,598    $  8,494

  General and Administrative
    Expenses                             (28,418)     (57,724)    (40,884)

  Depreciation and Amortization
    Expense                               (8,662)      (5,320)     (5,320)

INCOME (LOSS) BEFORE INCOME TAXES        (32,642)     (57,446)    (37,710)

  Income Tax Expense (Benefit)              (120)       3,199      (9,728)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                             (32,522)     (60,645)    (27,982)

  Spun-off Operations:
    Income (loss) from operation of
    Lite King Corp subsidiary (less
    applicable income tax expense of
    $-0-, $352 and $198, respectively)       -0-      (36,841)    (13,394)


NET INCOME (LOSS)                       $(32,522)    $(97,486)   $(41,376)


Earnings (Loss) Per Share                  $(.03)       $(.08)      $(.03)


Weighted Average Number of Shares
  of Common Stock Outstanding          1,242,374    1,242,374   1,242,374
















See accompanying summary of accounting policies and notes to the financial statements.


                                                               Page 5 of 10
                           DAINE INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS

                                            For The Years Ended June 30,
                                            2000        1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                      $(32,522)   $ (97,486) $ (41,376)
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                             8,662        5,320      5,320
      Loss from Spunoff Operations            -0-       36,841     13,394
      Change in Assets and Liabilities:
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses       (500)         500      3,500
  Net Cash Provided By (Used In)
      Continuing Operations               (24,360)     (54,825)   (19,162)
  Net Cash Provided By (Used In)
      Spunoff Operations                      -0-      136,841    301,404
  Net Cash Provided By (Used In)
      Operating Activities                (24,360)      83,816    282,242

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures-Spunoff Operations     -0-          -0-       (359)
  Net Cash (Used In) Investing
    Activities                                -0-          -0-       (359)

CASH FLOWS FROM FINANCING ACTIVITIES
  Spinoff of Lite King Corp                   -0-     (723,564)       -0-
  Net Cash (Used In) Financing
    Activities                                -0-     (723,564)       -0-

Net Increase (Decrease) in Cash and
  Cash Equivalents                        (24,360)    (639,748)   281,883

Cash and Cash Equivalents at
  Beginning of Period                     111,126      750,874    468,991

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $ 86,766    $ 111,126  $ 750,874

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
      Interest                           $    -0-    $     -0-  $     -0-
      Income Taxes                       $    501    $   2,922  $  12,024



See accompanying summary of accounting policies and notes to the financial statements.


                                                             Page 6 of 10
                        DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         Daine Industries, Inc. (Daine) is a Delaware corporation. Daine owned 100% of the stock of Lite King Corp. (LKC) a New York corporation through November 19, 1998. Daine's principal purpose was to acquire and merge with an operating company. LKC's principal business is the manufacture and assembly of electrical wiring devices, cord sets and sockets. LKC's customers consist of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, and other electrical specialties. The customers are located throughout North America.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accounts of the Company and its consolidated 100% owned subsidiary, Lite King Corporation, are included in the financial statements through March 31, 1999. LKC incurred a loss of $36,841 through March 31, 1999. (See spinoff) All significant intercompany balances and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.





















                                                           Page 7 of 10
                        DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                              (Continued)


          PROPERTY AND EQUIPMENT, At Cost

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














                                                     Page 8 of 10
                        DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                              (Continued)


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

                           For the Year Ended June 30,
                                 1999        1998

          Sales, net          $1,080,031  $1,521,660
          Interest income         15,434      15,238
          Depreciation
            expense               27,443      38,460

NOTE 3:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Current income tax expense for June 30, 1998 and 1999 is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences.



















                                                    Page 9 of 10
                        DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                              (Continued)

                                            June 30,
                                    2000      1999     1998
         Current tax expense (benefit):
           Income tax at
            statutory rates        $ -0-    $3,199   $ 7,016
           Other differences        (120)      -0-    (2,496)
                                    (120)    3,199     4,520
         Deferred tax expense (benefit):
           Depreciation              -0-       -0-     6,615
           Operating loss
            carryback                -0-       -0-   (20,863)
                                     -0-       -0-   (14,248)
         Total Tax Expense
           (Benefit)               $(120)   $3,199   $(9,728)

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                        June 30,
                                    2000     1999
           Deferred tax asset:
             Operating loss
             carryback             $36,060  $20,060
             Valuation allowance   (36,060) (20,060)
           Net deferred tax asset  $   -0-  $   -0-

         During the year ended June 30, 1999, Daine distributed the stock of its subsidiary Lite King to Daine shareholders in a tax free spinoff. Daine has generated operating loss carryforwards of approximately $90,000 which must be carried forward for tax purposes until 2020. The tax benefits associated with these losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 4:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 5:  SUBSEQUENT EVENT

         On July 24, 2000 the Company effected a one (1) for two hundred
         (200) reverse split of the Company's common stock and reduced the number of authorized shares from 350,000,000 to 50,000,000. The effective date of the reverse split is July 24, 2000 and all share and per share amounts are retroactively restated to give effect for the reverse split within these financial statements.

                                                     Page 10 of 10