Form 10-K/A
period 2000-06-30
DAINE INDUSTRIES INC
filed 2000-10-12
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-K/A-1

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES ACT OF 1934(Fee Required)

For the Fiscal Year Ended June 30, 2000
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