Form 10-Q
period 2000-09-30
DAINE INDUSTRIES INC
filed 2000-11-14
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
		Washington, D.C. 20549

		FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 0-17330

		DAINE INDUSTRIES, INC.

	(Exact Name of Registrant as Specified in its Charter)

Delaware							11-2881685

(State or other jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		  Identification Number)

		P.O. Box 940007, Belle Harbor, New York 11694

(Address of Principal Executive Office)			(Zip Code)

			(718)318-0994

	(Registrant's Telephone Number, Including Area Code)

	240 Clarkson Avenue, Brooklyn, New York 11226

		(Registrant's Former Address)

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

	APPLICABLE ONLY TO CORPORATE ISSUERS

	Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.  1,242,374

			10Q-1





















	DAINE INDUSTRIES, INC.

	FINANCIAL STATEMENTS

	SEPTEMBER 30, 2000











	I N D E X





	Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT	  1


BALANCE SHEETS	 					  2


STATEMENTS OF SHAREHOLDERS' EQUITY	  		  3


STATEMENTS OF OPERATIONS	  			  4


STATEMENTS OF CASH FLOWS				  5


NOTES TO THE FINANCIAL STATEMENTS			 6-8


















		ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Belle Harbor, New York

We have reviewed the accompanying balance sheet of DAINE INDUSTRIES, INC. as of September 30, 2000 and the related statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 2000, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated July 27, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



GREENBERG & COMPANY LLC

Springfield, New Jersey
November 1, 2000

			DAINE INDUSTRIES, INC.
			  BALANCE SHEETS


						Sept. 30, 2000
		 				(Unaudited)  	June 30, 2000

	A S S E T S

CURRENT ASSETS
	Cash and Cash Equivalents		$   78,507	$   86,766
	Total Current Assets	   		    78,507	    86,766

FIXED ASSETS, At Cost
	Machinery and Equipment	    		    31,032	    31,032
	Less:  Accumulated Depreciation	   	   (31,032)	   (31,032)
		      				       -0-	       -0-


TOTAL ASSETS					$   78,507	$   86,766


	L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
	Accounts Payable & Accrued Expenses 	$    4,500	$    6,000
  Total Current Liabilities	     		     4,500	     6,000

TOTAL LIABILITIES	     			     4,500	     6,000

SHAREHOLDERS' EQUITY
	Common Stock (Par Value
	  $.00001) 50,000,000 shares
	  authorized, 1,242,374
	  shares issued and outstanding	        	12	        12
	Paid-In Capital	 			 1,444,070	 1,444,070
	Retained Earnings (Deficit)		(1,370,075)	(1,363,316)

TOTAL SHAREHOLDERS' EQUITY	   		    74,007	    80,766


TOTAL LIABILITIES AND
	SHAREHOLDERS' EQUITY			$   78,507	$   86,766









See Accountants' Review Report and notes to the financial statements.

			DAINE INDUSTRIES, INC.
		STATEMENTS OF SHAREHOLDERS' EQUITY
	For The Period July 1, 1999 to September 30, 2000



 	    Common Stock
		Total
	 	Number     $.00001			Retained	Share-
	   	of	      Par	Paid-In		Earnings	holders'
	 	Shares       Value	Capital		(Deficit)	Equity


BALANCES AT
JULY 1, 1999	1,242,374	 $12	$1,444,070	$(1,330,794) 	$113,288

Net Income(Loss)
for the Year Ended
June 30, 2000	         	    	          	    (32,522)	 (32,522)

BALANCES AT
JUNE 30, 2000	1,242,374	  12	 1,444,070	 (1,363,316)	  80,766

Net Income(Loss)
for the three
months ended
Sept. 30, 2000	         	    	          	     (6,759)	  (6,759)


BALANCES AT
SEPT. 30, 2000
(Unaudited)	1,242,374	 $12	$1,444,070	$(1,370,075)	$ 74,007






















See Accountants' Review Report and notes to the financial statements.

	DAINE INDUSTRIES, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)


	                                    For The Three Months Ended
		      				   	Sept. 30,
		  				  2000    	  1999


Interest Income					$ 1,081		$ 1,059

General and Administrative Expenses	 	 (7,385)	 (6,703)

Depreciation and Amortization Expense	    	    -0- 	 (1,330)

Income (Loss) Before Income Taxes	 	 (6,304)	 (6,974)

Income Tax Expense	    			    455 	    501


NET INCOME (LOSS)				$(6,759)	$(7,475)


Earnings (Loss) Per Share	  		   (.01)	  (.01)

Weighted Average Number of
	Common Stock Outstanding	       1,242,374	 1,242,374

























See Accountants' Review Report and notes to the financial statements.

	DAINE INDUSTRIES, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)


	                                         	For The Three Months Ended
		     						Sept. 30,
		 					  2000  	   1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)					$(6,759)	$ (7,475)
  Adjustment to Reconcile Net Income to
     Net Cash Provided By (Used In)
	Operating Activities:
	Depreciation and Amortization Expense	    	     -0-	   1,330
	Change in Assets and Liabilities:
	  Increase (Decrease) in Accounts Payable
		& Accrued Expenses			  (1,500)	     -0-

	Net Cash Provided By (Used In) Operating
		Activities				  (8,259)	  (6,145)

Cash and Cash Equivalents at
  Beginning of Period	 				  86,766	 111,126

CASH AND CASH EQUIVALENTS AT
END OF PERIOD						 $78,507	$104,981


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest					         $   -0-	$    -0-
     Taxes					         $   455	$    501



















See Accountants' Review Report and notes to the financial statements.

	DAINE INDUSTRIES, INC.
	NOTES TO THE FINANCIAL STATEMENTS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
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

	On November 19, 1998, Daine filed a Form 10-SB to spin-off Lite King Corp.'s shares of common stock to its shareholders on a pro rata basis. The Registrant owned all of the 2,484,620 outstanding shares of Lite King which was distributed to its shareholders as of November 30, 1998 on the basis of one share of Lite King for each 100 shares of Daine held. The distribution of stock certificates of Lite King was made in May
1999.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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



See Accountants' Review Report.
				Page 6 of 8


	DAINE INDUSTRIES, INC.
	NOTES TO THE FINANCIAL STATEMENTS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
	(Unaudited)
	(Continued)

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

	Current income tax expense for September 30, 2000 is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences.

			     	 		September 30,
					    2000 	 1999
	Current tax expense:
	  Income tax at statutory rates	    $455	$501

	Total Tax Expense		    $455	$501

	The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
						Sept 30	June 30
			  			2000 	  1999
	  Deferred tax asset:
	    Operating loss
	    carryback				$38,280	$36,000
		  Valuation allowance		(38,280)(36,000)
		Net deferred tax asset		$   -0-	$   -0-






See Accountants' Review Report.
					Page 7 of 8


	DAINE INDUSTRIES, INC.
	NOTES TO THE FINANCIAL STATEMENTS
	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
	(Unaudited)
	(Continued)

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

	The unaudited financial statements of the Company for the period July 1, 2000 through September 30, 2000 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

NOTE 6:  COMMON STOCK

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























See Accountants' Review Report.
				       	Page 8 of 8


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

	During the three months ended September 30, 2000, the Registrant's only revenues consisted of interest income which amounted to $1,081.
Total expenses amounted to $7,840, consisting of general and administrative expenses (primarily legal and accounting fees) of $7,385, depreciation and amortization expense of $-0- and income tax expense of $455, resulting in a net loss of $6,759.

	For the three months ended September 30, 1999, the Registrant had a net loss of $7,475. The net loss of $7,475 was the result of interest income of $1,059, general and administrative expenses (primarily legal and accounting expenses) of $6,703, depreciation and amortization expenses of $1,330, resulting in a loss of $7,475.

	At September 30, 2000, the Registrant had total assets of $78,507, consisting of current assets of $78,507 (cash and cash equivalents), and fixed assets of $-0-. At June 30, 2000, the Registrant had total assets of $86,766, consisting of cash and cash equivalents (current assets) of $86,766 and fixed assets of $-0-.

	At September 30, 2000, the Registrant's total liabilities consisted of accounts payable and accrued expenses of $4,500. At June 30, 2000 total liabilities amounted to $6,000. Shareholders equity at September
30, 2000 amounted to $74,007 as compared with $80,766 as of June 30, 2000.



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


                   By:  Arthur Seidenfeld
	President
	Dated:  November 8, 2000