Form 10-Q
period 2000-12-31
DAINE INDUSTRIES INC
filed 2001-02-14
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C. 20549

			    FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 2000 or

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

			10Q-1





















			DAINE INDUSTRIES, INC.

			 FINANCIAL STATEMENTS

			  DECEMBER 31, 2000











				I N D E X





							Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT	  1


BALANCE SHEETS	  					  2


STATEMENTS OF SHAREHOLDERS' EQUITY	  		  3


STATEMENTS OF OPERATIONS	 			4-5


STATEMENTS OF CASH FLOWS	  			  6


NOTES TO THE FINANCIAL STATEMENTS	 		7-9
















	ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Belle Harbor, New York

We have reviewed the accompanying balance sheet of DAINE INDUSTRIES, INC. as of December 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the six month periods ended December 31, 2000 and 1999, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES, INC.

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



GREENBERG & COMPANY LLC

Springfield, New Jersey
February 6, 2001

		DAINE INDUSTRIES, INC.
		   BALANCE SHEETS


 					Dec. 31, 2000
 					(Unaudited)  	June 30, 2000

		A S S E T S

CURRENT ASSETS
Cash and Cash Equivalents		$   74,809	$   86,766
Total Current Assets	    		    74,809	    86,766

FIXED ASSETS, At Cost
Machinery and Equipment	    		    31,032	    31,032
Less:  Accumulated Depreciation	   	   (31,032)	   (31,032)
		       				-0-	       -0-


TOTAL ASSETS				$   74,809	$   86,766


	L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
Accounts Payable & Accrued Expenses 	$    4,500	$    6,000
  Total Current Liabilities	     	     4,500	     6,000

TOTAL LIABILITIES	     		     4,500	     6,000

SHAREHOLDERS' EQUITY
Common Stock (Par Value
  $.00001) 50,000,000 shares
  authorized, 1,242,374
  shares issued and outstanding	        	12	        12
Paid-In Capital	 			 1,444,070	 1,444,070
Retained Earnings (Deficit)		(1,373,773)	(1,363,316)

TOTAL SHAREHOLDERS' EQUITY	    	    70,309	    80,766


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY			$   74,809	$   86,766









See Accountants' Review Report and notes to the financial statements.

			DAINE INDUSTRIES, INC.
		STATEMENTS OF SHAREHOLDERS' EQUITY
	For The Period July 1, 1999 to December 31, 2000



 	  		 Common Stock  					Total
 			Number  $.00001			Retained	Share-
 			  of       Par	 Paid-In	Earnings	holders'
 			Shares    Value	 Capital	(Deficit)	Equity


BALANCES AT
JULY 1, 1999	1,242,374	 $12	$1,444,070	$(1,330,794)	$113,288

Net Income(Loss)
for the Year Ended
June 30, 2000	         	    	          	    (32,522)	 (32,522)

BALANCES AT
JUNE 30, 2000	1,242,374	  12	 1,444,070	 (1,363,316)	  80,766

Net Income(Loss)
for the six
months ended
Dec. 31, 2000	         	    	          	    (10,457)	 (10,457)


BALANCES AT
DEC. 31, 2000
(Unaudited)	1,242,374	 $12	$1,444,070	$(1,373,773)	$ 70,309





















See Accountants' Review Report and notes to the financial statements.

			DAINE INDUSTRIES, INC.
		       STATEMENTS OF OPERATIONS
			   (Unaudited)


                                       For The Three Months Ended
   					      December 31,
 					  2000  	  1999


Interest Income				 $ 1,075	$ 1,184

General and Administrative Expenses	 (4,773)	 (1,044)

Depreciation and Amortization Expense	    -0- 	 (1,330)

Income (Loss) Before Income Taxes	 (3,698)	 (1,190)

Income Tax Expense	    		    -0- 	    -0-


NET INCOME (LOSS)			$(3,698)	$(1,190)


Basic and Diluted Earnings (Loss)
Per Share	 			   NIL  	  NIL

Weighted Average Number of
Common Stock Outstanding	       1,242,374	 1,242,374
























See Accountants' Review Report and notes to the financial statements.

			DAINE INDUSTRIES, INC.
	               STATEMENTS OF OPERATIONS
	                     (Unaudited)


                                        For The Six Months Ended
    					      December 31,
 					  2000  	  1999


Interest Income				$  2,156	$ 2,243

General and Administrative Expenses	 (12,158)	 (7,747)

Depreciation and Amortization Expense	     -0- 	 (2,660)

Income (Loss) Before Income Taxes	 (10,002)	 (8,164)

Income Tax Expense	     		     455 	    501


NET INCOME (LOSS)			$(10,457)	$(8,665)


Basic and Diluted Earnings (Loss)
Per Share	 			  $(.01)	 $(.01)

Weighted Average Number of
Common Stock Outstanding	       1,242,374	 1,242,374
























See Accountants' Review Report and notes to the financial statements.

			DAINE INDUSTRIES, INC.
		       STATEMENTS OF CASH FLOWS
			     (Unaudited)


                                               For The Six Months Ended
   						      December 31,
						  2000  	  1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)				$(10,457)	$ (8,665)
  Adjustment to Reconcile Net Income to
Net Cash Provided By (Used In)
Operating Activities:
Depreciation and Amortization Expense	     	     -0-	   2,660
Change in Assets and Liabilities:
Increase (Decrease) in Accounts Payable
& Accrued Expenses	  			  (1,500)	  (4,000)

Net Cash Provided By (Used In) Operating
Activities	 				 (11,957)	 (10,005)

Cash and Cash Equivalents at
  Beginning of Period	  			  86,766	 111,126

CASH AND CASH EQUIVALENTS AT
END OF PERIOD					$ 74,809	$101,121


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest					 $   -0-	$    -0-
     Taxes					 $   455	$    501



















See Accountants' Review Report and notes to the financial statements.

			DAINE INDUSTRIES, INC.
		  NOTES TO THE FINANCIAL STATEMENTS
	     FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
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



See Accountants' Review Report.
     							 Page 7 of 9


			DAINE INDUSTRIES, INC.
		    NOTES TO THE FINANCIAL STATEMENTS
	       FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
			   (Unaudited)
		           (Continued)

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

     	 			December 31,
				2000	1999
Current tax expense:
Income tax at statutory rates	$455	$501

Total Tax Expense		$455	$501

The tax effect of significant temporary differences, which
comprise the deferred tax assets and liabilities are as
follows:
 				Dec 31	June 30
 				 2000 	  2000
  Deferred tax asset:
    Operating loss
    carryback			$39,155	$36,000
  Valuation allowance		(39,155)(36,000)
Net deferred tax asset		$   -0-	$   -0-






See Accountants' Review Report.
						Page 8 of 9


			DAINE INDUSTRIES, INC.
		  NOTES TO THE FINANCIAL STATEMENTS
		FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
			     (Unaudited)
			     (Continued)

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

The unaudited financial statements of the Company for the period July 1, 2000 through December 31, 2000 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

During the six months ended December 31, 2000, the Registrant's only revenues consisted of interest income which amounted to $2,156. Total expenses amounted to $12,158, consisting of general and administrative expenses (primarily legal and accounting fees) of $12,158, depreciation and amortization expense of $-0- and income tax expense of $455, resulting in a net loss of $10,457.

For the six months ended December 31, 1999, the Registrant had a net loss of $8,665. The net loss of $8,665 was the result of interest income of $2,243, general and administrative expenses (primarily legal and accounting expenses) of $7,747, depreciation and amortization expenses of $2,660, resulting in a loss of $8,665.

At December 31, 2000, the Registrant had total assets of $74,809, consisting of current assets of $74,809 (cash and cash equivalents), and fixed assets of $-0-. At June 30, 2000, the Registrant had total assets of $86,766, consisting of cash and cash equivalents (current assets) of $86,766 and fixed assets of $-0-.

At December 31, 2000, the Registrant's total liabilities consisted of accounts payable and accrued expenses of $4,500. At June 30, 2000 total liabilities amounted to $4,500. Shareholders equity at December 31, 2000 amounted to $ 70,309 as compared with $80,766 as of June 30, 2000.



The Registrant is actively seeking candidates for either acquisition or merger. Presently, management is in discussions for a potential merger. No assurance can be given that such acquisition or merger will occur in the near future.

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


                   By:  Arthur Seidenfeld
			President
		Dated:  February 11, 2001