Form 10-Q
period 2001-03-31
DAINE INDUSTRIES INC
filed 2001-05-11
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

			FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 2001 or

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

			10Q-1




















			DAINE INDUSTRIES, INC.

			FINANCIAL STATEMENTS

		            MARCH 31, 2001











			I N D E X





					Page


BALANCE SHEETS				 1


STATEMENTS OF SHAREHOLDERS' EQUITY	 2


STATEMENTS OF OPERATIONS	 	3-4


STATEMENTS OF CASH FLOWS		 5


NOTES TO THE FINANCIAL STATEMENTS	 6-8


























		   DAINE INDUSTRIES, INC.
			BALANCE SHEETS


					March 31, 2001
 					(Unaudited)  	June 30, 2000

	A S S E T S

CURRENT ASSETS
Cash and Cash Equivalents		$   68,380	$   86,766
Total Current Assets	    	   	    68,380	    86,766

FIXED ASSETS, At Cost
Machinery and Equipment	    	            31,032	    31,032
Less:  Accumulated Depreciation	           (31,032)	   (31,032)
		                               -0-	       -0-


TOTAL ASSETS				$   68,380	$   86,766


	L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y


CURRENT LIABILITIES
Accounts Payable & Accrued Expenses 	$    4,500	$    6,000
  Total Current Liabilities	    	     4,500	     6,000

TOTAL LIABILITIES	                     4,500	     6,000

SHAREHOLDERS' EQUITY
Common Stock (Par Value
  $.00001) 50,000,000 shares
  authorized, 1,242,374
  shares issued and outstanding	     	        12	        12
Paid-In Capital			         1,444,070	 1,444,070
Retained Earnings (Deficit)	        (1,380,202)	(1,363,316)

TOTAL SHAREHOLDERS' EQUITY	            63,880	    80,766


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	                $   68,380	$   86,766









See notes to the financial statements.

		DAINE INDUSTRIES, INC.
         STATEMENTS OF SHAREHOLDERS' EQUITY
     For The Period July 1, 1999 to March 31, 2001



 		      Common Stock  			Total
		 Number  	 $.00001		Retained	Share-
		   of      	 Par	Paid-In		Earnings	holders'
		 Shares   	 Value	Capital		(Deficit)	Equity


BALANCES AT
JULY 1, 1999	1,242,374	 $12	$1,444,070	$(1,330,794)	$113,288

Net Income(Loss)
for the Year Ended
June 30, 2000	         	    	          	    (32,522)	 (32,522)

BALANCES AT
JUNE 30, 2000	1,242,374	  12	 1,444,070	 (1,363,316)	  80,766

Net Income(Loss)
for the nine
months ended
March 31, 2001	         	    	          	    (16,886)	 (16,886)


BALANCES AT
MARCH 31, 2001
(Unaudited)	1,242,374	 $12	$1,444,070	$(1,380,202)	$ 63,880





















See notes to the financial statements.

			DAINE INDUSTRIES, INC.
		       STATEMENTS OF OPERATIONS
				(Unaudited)


	                                    For The Three Months Ended
 						     March 31,
						  2001     	 2000


Interest Income					$   809	$  	   1,032

General and Administrative Expenses	 	 (7,138)	 (12,419)

Depreciation and Amortization Expense	   	    -0- 	  (1,330)

Income (Loss) Before Income Taxes	 	 (6,329)	 (12,717)

Income Tax Expense (benefit)	    		    100     	    (460)


NET INCOME (LOSS)				$(6,429)	$(12,257)


Basic and Diluted Earnings (Loss)
Per Share	  				  $(.01)	   $(.01)

Weighted Average Number of
Common Stock Outstanding	 		1,242,374	  1,242,374
























See notes to the financial statements.

			DAINE INDUSTRIES, INC.
		      STATEMENTS OF OPERATIONS
	                     (Unaudited)


                                     For The Nine Months Ended
    					 	 March 31,
 					   2001  	  2000


Interest Income				$  2,965	$  3,275

General and Administrative Expenses	 (19,296)	 (20,166)

Depreciation and Amortization Expense	     -0- 	  (3,990)

Income (Loss) Before Income Taxes	 (16,331)	 (20,881)

Income Tax Expense	    		     555 	      41


NET INCOME (LOSS)			$(16,886)	$(20,922)


Basic and Diluted Earnings (Loss)
Per Share	 			  $(.01)	   $(.02)

Weighted Average Number of
Common Stock Outstanding	        1,242,374	  1,242,374
























See notes to the financial statements.

			DAINE INDUSTRIES, INC.
			STATEMENTS OF CASH FLOWS
				(Unaudited)


                                          For The Nine Months Ended
    						  March 31,
 					     2001  	  2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)			$(16,886)	$(20,922)
  Adjustment to Reconcile Net Income to
Net Cash Provided By (Used In)
Operating Activities:
Depreciation and Amortization Expense	     -0-	   3,990
Change in Assets and Liabilities:
Increase (Decrease) in Accounts Payable
& Accrued Expenses			  (1,500)	  (4,000)

Net Cash Provided By (Used In) Operating
Activities				 (18,386)	 (20,932)

Cash and Cash Equivalents at
  Beginning of Period	 		  86,766	 111,126

CASH AND CASH EQUIVALENTS AT
END OF PERIOD				$ 68,380	$ 90,194


Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest				 $   -0-	$    -0-
     Taxes				 $   555	$    501




















See notes to the financial statements.

	DAINE INDUSTRIES, INC.
	NOTES TO THE FINANCIAL STATEMENTS
	FOR THE NINE MONTHS ENDED MARCH 31, 2001
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

	DAINE INDUSTRIES, INC.
	NOTES TO THE FINANCIAL STATEMENTS
	FOR THE NINE MONTHS ENDED MARCH 31, 2001
	(Unaudited)
	(Continued)

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

Current income tax expense for March 31, 2001 is principally due to state and local income taxes based upon capital.
Deferred tax liabilities relate to operating loss carry forwards.

     	  			 March 31,
				2001	2000
Current tax expense:
Income tax at statutory rates	$555	$41

Total Tax Expense		$555	$41

The tax effect of significant temporary differences, which
comprise the deferred tax assets and liabilities are as
follows:
			March 31	June 30
  			   2001 	  2000
  Deferred tax asset:
    Operating loss
    carryforward	 $41,095	$36,000
  Valuation allowance	 (41,095)	(36,000)
Net deferred tax asset	 $   -0-	$   -0-

	DAINE INDUSTRIES, INC.
	NOTES TO THE FINANCIAL STATEMENTS
	FOR THE NINE MONTHS ENDED MARCH 31, 2001
	(Unaudited)
	(Continued)

During the year ended June 30, 1999, Daine distributed the stock of its subsidiary Lite King to Daine shareholders in a tax free spinoff. Daine has generated operating loss carryforwards of approximately $106,900 which must be carried forward for tax purposes until 2021. The tax benefits associated with these losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 4:	POSTRETIREMENT EMPLOYEE BENEFITS

The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 5:	INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period July 1, 2000 through March 31, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

NOTE 7:  CONTINGENCIES

The Company as owner of a vehicle and the Company's president, as driver are defendants in a lawsuit in the County of Brooklyn, New York State seeking damages of $1,100,000 as a result of an accident. The Company has liability insurance in the amount of $1,000,000. The Company and its president have denied any and all liability and are being defended by the insurance company. The Company expects the lawsuit to be dismissed or to be settled within the policy limits.

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

On February 26, 1990, the Registrant acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation ("Lite King"), a manufacturer and assembler of wiring devices, cord sets and sockets. On November 19, 1998, the Registrant filed a Form 10-SB to spin-off Lite King Corp's shares of common stock to its shareholders on a pro rata basis. The Registrant owned all of the 2,484,620 outstanding shares of Lite King which was distributed to its shareholders as of November 30, 1998 on the basis of one share of Lite King for each 100 shares of pre-reverse split Daine held. The distribution of stock certificates of Lite King was made in May 1999.

Management of the Registrant believe the two companies as separate entities may create additional value for the shareholders. There is no assurance of any trading market developing. Management will attempt to use the Registrant as a "shell" vehicle to acquire an operating business.

During the nine months ended March 31, 2001, the Registrant's only revenues consisted of interest income which amounted to $2,965. Total expenses amounted to $19,851, consisting of general and administrative expenses (primarily legal and accounting fees) of $19,296 depreciation and amortization expense of $-0- and income tax expense of $555, resulting in a net loss of $16,886.

For the nine months ended March 31, 2000, the Registrant had a net loss of $20,922. The net loss of $20,922 was the result of interest income of $3,275, general and administrative expenses (primarily legal and accounting expenses) of $20,166, depreciation and amortization expenses of $3,990, resulting in a loss of $20,922.

At March 31, 2001, the Registrant had total assets of $68,380, consisting of current assets of $68,380 (cash and cash equivalents), and fixed assets of $-0-. At June 30, 2000, the Registrant had total assets of $86,766, consisting of cash and cash equivalents (current assets) of $86,766 and fixed assets of $-0-.

At March 31, 2001, the Registrant's total liabilities consisted of accounts payable and accrued expenses of $4,500. At June 30, 2000 total liabilities amounted to $6,000. Shareholders equity at March 31, 2001 amounted to $63,880 as compared with $80,766 as of June 30, 2000.



The Registrant is actively seeking candidates for either acquisition or merger. Presently, management is in discussions for a potential merger. No assurance can be given that such acquisition or merger will occur in the near future.

	PART II.  OTHER INFORMATION:


Item 1.	Legal Proceedings.

	The Registrant as owner of a vehicle and the Registrant's president, as driver are defendants in a lawsuit in the County of Brooklyn, New York State seeking damages of $1,100,000 as a result of an accident. The Registrant has liability insurance in the amount of $1,000,000. The Registrant and its president have denied any and all liability and are being defended by the insurance company. The Registrant expects the lawsuit to be dismissed or to be settled within the policy limits.

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


                   By:  Arthur Seidenfeld
	                   President
	        Dated:    May 5, 2001