Form 10-K
period 2001-06-30
DAINE INDUSTRIES INC
filed 2001-09-24
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             Form 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934(Fee Required)

For the Fiscal Year Ended June 30, 2001
Commission File Number 2-80891-NY

                     DAINE INDUSTRIES, INC.

      (Exact Name of Registrant as Specified in its Charter)

Delaware                                          11-2881685

(State or other jurisdiction of            (I.R.S. Employer
Incorporation or Organization)             Identification Number)

           461 Beach 124 St.  Belle Harbor, NY 11694

(Address of Principal Executive Office)                  (Zip Code)

                        (718) 318-0994

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

  Yes / X /             No /   /.

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of September 9, 2001, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 9, 2001 was 1,242,394.




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

During the fiscal year ended June 30, 2001, the Registrant had a net loss of $29,224. For the year ended June 30, 2000, the Registrant had a net loss of $32,522.

Item 2.      Properties

As of June 30, 2001, the Registrant owned no property.  The
Registrant's office is located in the office of Modern Technology
Corp., an affiliated company.

Item 3.      Legal Proceedings

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

                                        High Bid           Low Bid

Quarter ended September 30, 1999            *                    *
Quarter ended December 31, 1999             *                    *
Quarter ended March 31, 2000                *                    *
Quarter ended June 30, 2000                 *                    *
Quarter ended September 30,2000             *                    *
Quarter ended December 31, 2000             *                    *
Quarter ended March 31, 2001                *                    *
Quarter ended June 30, 2001                 *                    *

*there were no pink sheet market makers for the Registrant's common stock; no price information was available.

On September 9, 2001, there was no market for the shares of the Registrant.
Number of shareholders of record on September 9, 2001 was 669.

Dividends - The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6.      Selected Financial Data

                          For The Year Ended June 30,
                        2001        2000          1999

Interest Income      $  3,417      $  4,438      $    5,598
Net Income (Loss)     (29,224)      (32,522)        (97,486)
Net Income (Loss)
 Per Share              $(.02)        $(.03)           $(.08)
Total Assets           56,042        86,766          119,788
Long Term Debt            -0-           -0-              -0-
Dividends                 -0-           -0-              -0-

Item 7.      Management's Discussion And Analysis of Results of
Operations.




The Registrant's net loss for the year ended June 30, 2001 can be primarily attributed to general and administrative expenses (primarily accounting and legal expenses) of $29,922 and depreciation and amortization expense of $-0-, and income tax expense of $2,719. For the year ended June 30, 2000, general and administrative expenses (primarily accounting and legal expenses) amounted to $28,418 and depreciation and amortization expense of $8,662, offset by income tax benefits of $120.

Interest income declined to $3,417 during the year ended June
30, 2001 from $4,438 generated during the year ended June 30, 2000.
 For the year ended June 30, 1999, interest income amounted to $5,598. The varying interest income figures listed above reflects declining cash balances from fiscal years 1999-2001.

No salaries were paid to officers of the Registrant during fiscal years 1999, 2000 and 2001.

The Registrant has financed its activities primarily from prior operating activities. For fiscal years 1999, 2000 and 2001, cash flows from investing activities have not been material. For fiscal years 2001 and 2000, cash flows from financing activities have been immaterial. During fiscal year 1999, cash was used in financing activities from the spinoff of Lite King Corp. (amounting to $723,564).

As of June 30, 2001, the Registrant had total assets of $56,042, total liabilities of $4,500 and shareholders' equity of $51,542. June 30, 2001 figures for the Registrant include current assets of $56,042 (cash and cash equivalents), current liabilities of $4,500 consisting of accrued expenses, and shareholders equity of $51,542, consisting of common stock of $12, paid in capital of $1,444,070 and an accumulated deficit of $1,392,540. The current ratio (current assets to current liabilities) at June 30, 2001 was approximately 12:1.

As of June 30, 2000, the Registrant had total assets of $86,766, total liabilities of $6,000 and shareholders' equity of $80,766. June 30, 2000 figures for the Registrant include current assets of $86,766 (cash and cash equivalents), current liabilities of $6,000 (accrued expenses), and shareholders' equity of $80,766, consisting of common stock of $12, paid in capital of $1,444,070 and an accumulated deficit of $1,363,316. The current ratio (current assets to current liabilities) at June 30, 2000 was approximately 14:1.

A comparison with total assets, liabilities and shareholders' equity figures at June 30, 1999 would not be meaningful since June 30, 1998 figures include the assets, liabilities and shareholders' equity of Lite King Corp., the ownership of which was spun out to the Registrant's shareholders during the fiscal year ended June 30, 1999.



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

None.

      PART III

Item 10.      Directors and Executive Officers

The executive officers and directors of the Registrant are as follows:

                     Age  Title                    Term Expires

Arthur Seidenfeld    50   President and Director   Next annual
                                                   meeting
Anne Seidenfeld      88   Treasurer,Secretary      Next annual
and Director                                       meeting
Gerald Kaufman       60   Director                 Next annual
                                                   meeting

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

He is also President and Director of Modern Technology Corp., a public company. He was president of Lite King Corp., from 1989 until March 2001. He was also President and a Director of Davin Enterprises, Inc. ( a publicly traded company that went public in Sept. 1987), from 1987 until December 1997 when Davin merged with Creative Masters International, a manufacturer of replica cars. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. From December 1996 until December 1998, he was President and Director of Coral Development Corp., a public company which merged with Omnicomm Systems Inc., a company engaged in the computer software/internet field. He is president of Excess Materials, Inc., a 70% owned subsidiary of Modern Technology Corp. engaged in the internet e-commerce field. Since December 2000, he is secretary and director of Scientio, Inc., a software development company.


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

No forms 4 or 5 were required to be filed by officers or directors during the fiscal year ended June 30, 2001.


Item 11.      Management - Remuneration and Transactions

The officers of the Registrant did not receive salaries from the Registrant during the year ended June 30, 2001 with the exception of the salaries received from Lite King Corp.

      PART IV

Item 12.      Security Ownership of Certain Beneficial Owners and
Management.

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock (effective for 200/1 reverse split on July 24, 2000):


Title of Class
Common Stock

Name of Beneficial Owner        Amount &            Percentage
                                Nature of             of Class
                                Beneficial
                                Ownership

Modern Technology Corp.
461 Beach 124 Street
Belle Harbor, New York            360,000            29.0%

Arthur Seidenfeld
461 Beach 124 Street
Belle Harbor, New York            180,000            14.5%

Anne Seidenfeld
461 Beach 124 Street
Belle Harbor, New York            100,000            8.0%

American Israel Ventures Corp.
461 Beach 124 Street
Belle Harbor, New York             75,000            6.0%



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

Item 14.      Exhibits, Financial Statements and Schedules.

a)  Financial Statements and Financial Statement Schedules.

Balance Sheets - June 30, 2001 and 2000.
Statement of Shareholders' Equity For the Period July 1, 1998 to June 30, 2001.
Statement of Operations For the Years Ended June 30, 2001,
2000 and 1999.
Statement of Cash Flows For the Years Ended June 30, 2001,
2000, and 1999.
Notes to the Financial Statements For the Years Ended June 30, 2001, 2000 and 1999.

b)  Schedules

Other schedules not submitted are omitted because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

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


                 DAINE INDUSTRIES, INC.



                 BY:     Arthur Seidenfeld
                         President
                 Dated:  September 20, 2001



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicted.

Name                          Title                            Date



Arthur Seidenfeld            President and Director      Sept. 20, 2001
Principal Executive
Officer and Principal
Financial Officer



Anne Seidenfeld              Treasurer, Secretary        Sept. 20, 2001
and Director



Gerald Kaufman               Director                    Sept. 20, 2001


















                  DAINE INDUSTRIES, INC.

                   FINANCIAL STATEMENTS

                  JUNE 30, 2001 AND 2000
























                  I N D E X





                                                     Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT       1


BALANCE SHEETS - ASSETS                                 2


BALANCE SHEETS
  - LIABILITIES AND SHAREHOLDERS' EQUITY                2


STATEMENTS OF SHAREHOLDERS' EQUITY                      3


STATEMENTS OF OPERATIONS                                4


STATEMENTS OF CASH FLOWS                                5


NOTES TO THE FINANCIAL STATEMENTS                       7-10












      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York


We have audited the accompanying balance sheets of DAINE INDUSTRIES, INC. as of June 30, 2001 and 2000 and the related statements of operations, statements of shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAINE INDUSTRIES, INC. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with generally accepted accounting principles.




                                 GREENBERG & COMPANY LLC

Springfield, New Jersey
July 20, 2001


                                           Page 1 of 10


                          DAINE INDUSTRIES, INC.
                             BALANCE SHEETS



                              A S S E T S


                                         June 30,
                                    2001        2000
                                    ----        ----

CURRENT ASSETS
Cash and Cash Equivalents      $  56,042    $ 86,766
                                  ------      ------
Total Current Assets              56,042      86,766
                                  ------      ------
FIXED ASSETS, At Cost
Machinery and Equipment          31,032       31,032
Less:  Accumulated Depreciation (31,032)     (31,032)
                                 ------       ------
                                    -0-          -0-
                                 ------       ------

TOTAL ASSETS                    $56,042      $86,766
                                 ======       ======

      L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y



CURRENT LIABILITIES
Accrued Expenses                  $4,500      $6,000
                                   -----       -----
Total Current Liabilities          4,500       6,000
                                   -----       -----
COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Common Stock (Par Value
  $.00001) 50,000,000 shares
  authorized, 1,242,394
  shares issued and outstanding       12          12
Paid-In Capital                1,444,070   1,444,070
Retained Earnings (Deficit)   (1,392,540) (1,363,316)
                               ---------   ---------
TOTAL SHAREHOLDERS' EQUITY        51,542      80,766
                               ---------   ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY            $ 56,042    $ 86,766
                                  ======      ======

See accompanying summary of accounting policies and notes to the financial statements.
                                                   Page 2 of 10





                     DAINE INDUSTRIES, INC.
              STATEMENTS OF SHAREHOLDERS' EQUITY
         For The Period July 1, 1998 to June 30, 2001



                     Common Stock                             Total
                  Number      $.00001             Retained    Share-
                      of        Par   Paid-In     Earnings    holders'
                  Shares       Value  Capital     (Deficit)   Equity
                  ---------    --    ---------     -------   --------

BALANCES AT
JULY 1, 1998      1,242,394   $12   $1,444,070 $   134,520  $1,578,602

Net Income (Loss
for the Year Ended
June 30, 1999                                      (97,486)   (97,486)

Lite King Corp
spinoff to Daine
stockholders                                    (1,367,828) (1,367,828)
                  ---------    --    ---------   ---------   ---------
BALANCES AT
JUNE 30, 1999     1,242,394    12    1,444,070  (1,330,794)    113,288

Net Income (Loss)
for the Year Ended
June 30, 2000                                      (32,522)    (32,522)
                  ---------    --    ---------   ---------      ------
BALANCES AT
JUNE 30, 2000     1,242,394    12    1,444,070  (1,363,316)     80,766

Net Income (Loss)
for the Year Ended
June 30, 2001                                      (29,224)    (29,224)

                  ---------    --    ---------   ---------      ------
BALANCES AT
JUNE 30, 2001     1,242,394   $12   $1,444,070 $(1,392,540) $   51,542
                  =========    ==    =========   =========      ======





See accompanying summary of accounting policies and notes to the financial statements.


                                                              Page 3 of 10


                          DAINE INDUSTRIES, INC.
                         STATEMENTS OF OPERATIONS




                                      For The Years Ended June 30,
                                        2001       2000        1999
                                        ----       ----        ----

Interest Income                    $   3,417  $   4,438   $   5,598

General and Administrative
  Expenses                           (29,922)   (28,418)    (57,724)

Depreciation and Amortization
  Expense                                -0-     (8,662)     (5,320)
                                      ------     ------      ------
INCOME (LOSS) BEFORE INCOME TAXES    (26,505)   (32,642)    (57,446)

Income Tax Expense (Benefit)           2,719       (120)      3,199
                                      ------     ------      ------
INCOME (LOSS) FROM CONTINUING
OPERATIONS                           (29,224)   (32,522)    (60,645)

Spun-off Operations:
  Income (loss) from operation of
  Lite King Corp subsidiary (less
  applicable income tax expense of
  $-0-, $-0- and $352, respectively)     -0-        -0-     (36,841)
                                      ------     ------      ------

NET INCOME (LOSS)                  $ (29,224) $ (32,522)  $ (97,486)
                                      ======     ======      ======

Earnings (Loss) Per Share           $   (.02) $    (.03)  $    (.08)
                                         ===        ===         ===

Weighted Average Number of Common
  Stock Outstanding                1,242,394    1,242,394   1,242,394
                                   =========    =========   =========











See accompanying summary of accounting policies and notes to the financial statements.


                                                             Page 4 of 10


                               DAINE INDUSTRIES, INC.
                             STATEMENTS OF CASH FLOWS

                                                 For The Years Ended June 30,
                                                2001           2000        1999
                                                ----          -----        ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                            $(29,224)      $(32,522) $ (97,486)
Adjustment to Reconcile Net Income
  to Net Cash Provided By (Used In)
  Operating Activities:
Depreciation and Amortization
  Expense                                         -0-          8,662      5,320
      Loss from Spunoff Operations                -0-            -0-     36,841
Change in Assets and Liabilities:
Increase (Decrease) in Accounts
  Payable and Accrued Expenses                 (1,500)         (500)        500
                                               ------        ------      ------
Net Cash Provided By (Used In)
  Continuing Operations                       (30,724)      (24,360)    (54,825)
                                               ------        ------      ------
Net Cash Provided By (Used In)
  Spunoff Operations                              -0-           -0-     136,841
                                              ------         ------     -------
  Net Cash Provided By (Used In)
      Operating Activities                   (30,724)       (24,360)     83,816
                                              ------         ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES
Spinoff of Lite King Corp                        -0-            -0-    (723,564)
                                                 ---            ---     -------
Net Cash (Used In) Financing
  Activities                                     -0-            -0-    (723,564)
                                                 ---            ---     -------
Net Increase (Decrease) in Cash and
Cash Equivalents                             (30,724)       (24,360)   (639,748)

Cash and Cash Equivalents at
Beginning of Period                           86,766        111,126     750,874
                                              ------        -------     -------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                               $ 56,042      $  86,766   $ 111,126
                                              ======         ======     =======


Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest                                    $    -0-      $    -0-    $     -0-
Income Taxes                                $  2,719      $    501    $   2,922

See accompanying summary of accounting policies and notes to the financial statements.
                                                                Page 5 of 10



                         DAINE INDUSTRIES, INC.
                 NOTES TO THE FINANCIAL STATEMENTS
             FOR THE YEARS ENDED JUNE 30, 2001 AND 2000





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

On November 19, 1998, Daine filed a Form 10-SB to spin-off Lite King Corp's shares of common stock to its shareholders on a pro rata basis. The Registrant owned all of the 2,484,620 outstanding shares of Lite King which was distributed to its shareholders as of November 30, 1998 on the basis of one share of Lite King for each 100 shares of Daine held. The distribution of stock certificates of Lite King was made in May 1999.


NOTE 2:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accounts of the Company and its consolidated 100% owned subsidiary, Lite King Corporation, are included in the financial statements through March 31, 1999. LKC incurred a loss of $36,841 through March 31, 1999. (See spinoff) All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with original maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

                     DAINE INDUSTRIES, INC.
                NOTES TO THE FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                        (Continued)





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

                   DAINE INDUSTRIES, INC.
              NOTES TO THE FINANCIAL STATEMENTS
        FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                      (Continued)




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

                     For the Year Ended
                       June 30, 1999
                       -------------
Sales, net               $1,080,031
Interest income              15,434
Depreciation
  expense                    27,443

NOTE 3:      INCOME TAXES

Income taxes are accrued at the statutory U.S. and state income tax rates.

Current income tax expense for June 30, 2001 and 1999 is principally due to state and local income taxes based upon capital.

                   DAINE INDUSTRIES, INC.
              NOTES TO THE FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                         (Continued)


                               June 30,
                               -------
                       2001     2000        1999
                       ----     ----        ----
Current tax expense (benefit):
Income tax at
 statutory rates     $2,719   $  -0-      $3,199
Other differences       -0-     (120)        -0-
                      -----      ---       -----
Total Tax Expenses
       (Benefit)     $2,719   $ (120)     $3,199
                      =====      ===       =====

The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                              June 30,
                              -------
                         2001        2000
                         ----        ----
  Deferred tax asset:
    Operating loss
    carryback           $44,000      $36,000
  Valuation allowance   (44,000)     (36,000)
                         ------      ------
Net deferred tax asset $   -0-      $  -0-
                         ======      ======
During the year ended June 30, 1999, Daine distributed the stock of its subsidiary Lite King to Daine shareholders in a tax free spinoff. Daine has generated operating loss carryforwards of approximately $116,500 which must be carried forward for tax purposes until 2021. The tax benefits associated with these losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

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




                          DAINE INDUSTRIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                             (Continued)



NOTE 6:      CONTINGENCIES

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


































                                               Page 10 of 10