Form 10-Q
period 2001-09-30
DAINE INDUSTRIES INC
filed 2001-11-08
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 0-17330

                    DAINE INDUSTRIES, INC.
-------------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)

Delaware                                       11-2881685
-------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer
Incorporation or Organization)        Identification Number)

      P.O. Box 940007, Belle Harbor, New York 11694
-------------------------------------------------------------
(Address of Principal Executive Office)             (Zip Code)

                      (718)318-0994
-------------------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)

         240 Clarkson Avenue, Brooklyn, New York 11226
-------------------------------------------------------------
               (Registrant's Former Address)

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






















                    DAINE INDUSTRIES, INC.

                     FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001
























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










                 ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Belle Harbor, New York


We have reviewed the accompanying balance sheets of DAINE INDUSTRIES, INC. as of September 30, 2001 and the related statements of operations, shareholders' equity and cash flows for the three month periods ended September 30, 2001 and 2000, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of DAINE INDUSTRIES,INC.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 2001, and the related statements of operations, shareholders? equity and cash flows for the year then ended (not presented herein); and in our report dated July 20, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                      GREENBERG & COMPANY LLC

Springfield, New Jersey
October 31, 2001

                           DAINE INDUSTRIES, INC.
                              BALANCE SHEETS


                                     Sept. 30, 2001      June 30,
                                      (Unaudited)          2001
                                     --------------     ----------
A S S E T S

CURRENT ASSETS
Cash and Cash Equivalents              $   50,234      $   56,042
                                       ----------      ----------
      Total Current Assets                 50,234          56,042
                                       ----------      ----------
FIXED ASSETS, At Cost
Machinery and Equipment                    31,032          31,032
Less:  Accumulated Depreciation           (31,032)        (31,032)
                                       ----------      ----------
                                             -0-             -0-
                                       ----------      ----------

TOTAL ASSETS                           $   50,234      $   56,042
                                       ==========      ==========

      L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y



CURRENT LIABILITIES
Accounts Payable & Accrued Expenses    $    4,500      $    4,500
                                       ----------      ----------
      Total Current Liabilities             4,500           4,500
                                       ----------      ----------
SHAREHOLDERS' EQUITY
Common Stock (Par Value
  $.00001) 50,000,000 shares
  authorized, 1,242,374
  shares issued and outstanding                12              12
Paid-In Capital                         1,444,070       1,444,070
Retained Earnings (Deficit)            (1,398,348)     (1,392,540)
                                        ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                 45,734          51,542
                                        ---------       ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $   50,234      $   56,042
                                       ==========      ==========




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                     DAINE INDUSTRIES, INC.
                STATEMENTS OF SHAREHOLDERS' EQUITY
          For The Period July 1, 2000 to September 30, 2001



                    Common Stock
                  Total                                           Total
                  Number      $.00001               Retained      Share-
                   of          Par      Paid-In     Earnings      holders'
                  Shares       Value    Capital     (Deficit)     Equity
                 ----------    -----    -------     ---------     ------

BALANCES AT
JULY 1, 2000      1,242,374      $12    $1,444,070  $(1,363,316) $ 80,766


Net Income (Loss)
for the Year Ended
June 30, 2001                                           (29,224)  (29,224)
                  ---------       --     ---------    ---------    ------

BALANCES AT
JUNE 30, 2001     1,242,374       12     1,444,070   (1,392,540)   51,542


Net Income (Loss)
for the three
months ended
Sept. 30, 2001                                           (5,808)   (5,808)
                  ---------       --     ---------    ---------    ------

BALANCES AT
SEPT. 30, 2001
(Unaudited)       1,242,374      $12    $1,444,070  $(1,398,348) $ 45,734
                  =========       ==     =========   ==========    ======















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                         DAINE INDUSTRIES, INC.
                        STATEMENTS OF OPERATIONS
                               (Unaudited)



                                       For The Three Months Ended
                                              Sept. 30,
                                         2001                2000
                                        -----                ----

Interest Income                      $     358           $   1,081

General and Administrative Expenses     (5,566)             (7,385)
                                         -----               -----

Income (Loss) Before Income Taxes       (5,208)             (6,304)

Income Tax Expense                         600                 455
                                         -----               -----

NET INCOME (LOSS)                   $   (5,808)          $  (6,759)
                                         =====               =====
Earnings (Loss) Per Share - Basic
  and Diluted                             NIL            $   (.01)
                                         =====               =====
Weighted Average Number of
 Common Stock Outstanding              1,242,374          1,242,374
                                       =========          =========



















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                         DAINE INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                               For The Three Months Ended
                                                        Sept. 30
                                                  2001           2000
                                                 -----          -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                              $ (5,808)       $(6,759)
Adjustment to Reconcile Net Income
  to Net Cash Provided By (Used In)
  Operating Activities:
Change in Assets and Liabilities:
 Increase (Decrease) in Accounts
  Payable and Accrued Expenses                      -0-         (1,500)
                                                 ------         ------
Net Cash Provided By (Used In)
  Operations Activities                          (5,808)        (8,259)

Cash and Cash Equivalents at
  Beginning of Period                            56,042         86,766
                                                 ------         ------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                  $ 50,234       $ 78,507
                                                 ======         ======

Supplemental Disclosures of Cash Flow
  Information:

  Cash Paid During the Year for:
      Interest                               $    -0-         $   -0-
      Income Taxes                           $   600          $   455

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                DAINE INDUSTRIES, INC.
                          NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                    (Unaudited)


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

On November 19, 1998, Daine filed a Form 10-SB to spin-off Lite King Corp?s shares of common stock to its shareholders on a pro rata basis. The Registrant owned all of the 2,484,620 outstanding shares of Lite King which was distributed to its shareholders as of November 30, 1998 on the basis of one share of Lite King for each 100 shares of Daine held. The distribution of stock certificates of Lite King was made in May 1999.

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






See accompanying independent accountants' review report.

                        DAINE INDUSTRIES, INC.
                 NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (Unaudited)
                             (Continued)

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

Current income tax expense for September 30, 2001 is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences.

                                       September 30,
                                     2001          2000
                                    -----         -----
Current tax expense
Income tax at statutory rates        $600         $455
                                    -----        -----
Total Tax Expense                    $600         $455
                                    =====        =====


The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                               Sept. 30      June 30
                                 2001         2001
                                -----        ------
  Deferred tax asset:
    Operating loss
    carryback                  $45,700      $44,000
  Valuation allowance          (45,700)     (44,700)
                               -------      -------
  Net deferred tax asset       $   -0-      $   -0-
                               =======      =======




See accompanying independent accountants' review report.

                       DAINE INDUSTRIES, INC.
                 NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                            (Unaudited)
                            (Continued)

During the year ended June 30, 1999, Daine distributed the stock of its subsidiary Lite King to Daine shareholders in a tax free spinoff.
 Daine has generated operating loss carryforwards of approximately $96,000 which must be carried forward for tax purposes until 2020. The tax benefits associated with these losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 4:      POSTRETIREMENT EMPLOYEE BENEFITS

The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment
(postretirement).  Therefore, no provision is required under SFAS's
106 or 112.

NOTE 5:      INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period July 1, 2001 through September 30, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

NOTE 6:      COMMON STOCK

On July 24, 2000 the Company effected a one (1) for two hundred (200) reverse split of the Company?s common stock and reduced the number of authorized shares from 350,000,000 to 50,000,000. The effective date of the reverse split is July 24, 2000 and all share and per share amounts are retroactively restated to give effect for the reverse split within these financial statements.

NOTE 7:      CONTINGENCIES

The Company as owner of a vehicle and the Company?s president, as driver are defendants in a lawsuit in the County of Brooklyn, New York State seeking damages of $1,100,000 as a result of an accident.
 The Company has liability insurance in the amount of $1,000,000. The Company and its president have denied any and all liability and are being defended by the insurance company. The Company expects the lawsuit to be dismissed or to be settled within the policy limits.









See accompanying independent accountants' review report.
                                                Page 8 of 8






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

During the three months ended September 30, 2001, the Registrant's only revenues consisted of interest income which amounted to $358. Total expenses amounted to $6,166, consisting of general and administrative expenses (primarily legal and accounting fees) of $5,566 and income tax expense of $600, resulting in a net loss of $5,808.

For the three months ended September 30, 2000, the Registrant had a net loss of $6,759. The net loss of $6,759 was the result of interest income of $l,081, general and administrative expenses (primarily legal and accounting expenses) of $7,385 resulting in a loss of $6,759.

At September 30, 2001, the Registrant had total assets of $50,234, consisting of current assets of $50,234 (cash and cash equivalents), and fixed assets of $-0-. At June 30, 2001, the Registrant had total assets of $56,042, consisting of cash and cash equivalents (current assets) of $56,042 and fixed assets of $-0-.

At September 30, 2001, the Registrant's total liabilities consisted of accounts payable and accrued expenses of $4,500. At June 30, 2001 total liabilities amounted to $4,500. Shareholders equity at September 30, 2001 amounted to $45,734 as compared with $51,542 as of June 30, 2001.
















     The Registrant is actively seeking candidates for either acquisition or merger. Presently, management is in discussions for a potential merger. No assurance can be given that such acquisition or merger will occur in the near future.
      PART II.  OTHER INFORMATION:


Item 1.      Legal Proceedings.

The Registrant as owner of a vehicle and the Registrant?s president, as driver are defendants in a lawsuit in the County of Brooklyn, New York State seeking damages of $1,100,000 as a result of an accident. The Registrant has liability insurance in the amount of $1,000,000. The Registrant and its president have denied any and all liability and are being defended by the insurance company. The Registrant expects the lawsuit to be dismissed or to be settled within the policy limits.

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


                   By:    Arthur Seidenfeld
                              President
                   Dated:  November 7, 2001