Form 10-Q
period 2001-12-31
DAINE INDUSTRIES INC
filed 2002-02-06
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 0-17330

                      DAINE INDUSTRIES, INC.
-----------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

Delaware                                11-2881685
-----------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification Number)

          P.O. Box 940007, Belle Harbor, New York 11694
-----------------------------------------------------------------------
(Address of Principal Executive Office)           (Zip Code)

                          (718)318-0994
-----------------------------------------------------------------------
       (Registrant's Telephone Number, Including Area Code)

          240 Clarkson Avenue, Brooklyn, New York 11226
-----------------------------------------------------------------------
                  (Registrant's Former Address)

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

                              10Q-1


















                      DAINE INDUSTRIES, INC.

                       FINANCIAL STATEMENTS

                        DECEMBER 31, 2001











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






                       DAINE INDUSTRIES, INC.
                            BALANCE SHEETS


                                      Dec. 31, 2001
                                       (Unaudited)     June 30, 2001
                                      -------------    -------------
                              A S S E T S
                              -----------

CURRENT ASSETS
  Cash and Cash Equivalents             $   40,284       $   56,042
                                         ---------        ---------
  Total Current Assets                      40,284           56,042
                                         ---------        ---------
FIXED ASSETS, At Cost
  Machinery and Equipment                   31,032           31,032
  Less:  Accumulated Depreciation          (31,032)         (31,032)
                                         ---------        ---------
                                               -0-              -0-
                                         ---------        ---------

TOTAL ASSETS                            $   40,284       $   56,042
                                         =========        =========

  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
  -------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses   $    4,500       $    4,500
                                         ---------        ---------
  Total Current Liabilities                  4,500            4,500
                                         ---------        ---------

TOTAL LIABILITIES                            4,500            4,500
                                         ---------        ---------
SHAREHOLDERS' EQUITY
  Common Stock (Par Value
    $.00001) 50,000,000 shares
    authorized, 1,242,374
    shares issued and outstanding               12               12
  Paid-In Capital                        1,444,070        1,444,070
  Retained Earnings (Deficit)           (1,408,298)      (1,392,540)
                                         ---------        ---------
TOTAL SHAREHOLDERS' EQUITY                  35,784           51,542
                                         ---------        ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $   40,284       $   56,042
                                         =========        =========








See Notes to the Financial Statements.

                                                         Page 1 of 8
                            DAINE INDUSTRIES, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1, 2000 to December 31, 2001



                     Common Stock
                -------------------                           Total
                 Number     $.00001               Retained    Share-
                   of         Par     Paid-In     Earnings    holders'
                 Shares      Value    Capital     (Deficit)   Equity
                ---------   -------  ----------  -----------  --------
BALANCES AT
JULY 1, 2000    1,242,374       $12  $1,444,070  $(1,363,316)  $80,766

Net Income(Loss)
for the Year Ended
June 30, 2001                                        (29,224)  (29,224)
                ---------   -------  ----------  -----------  --------
BALANCES AT
JUNE 30, 2001   1,242,374       12    1,444,070   (1,392,540)   51,542

Net Income(Loss)
for the six
months ended
Dec. 31, 2001                                        (15,758)  (15,758)
(Unaudited)     ---------   -------  ----------  -----------  --------


BALANCES AT
DEC. 31, 2001
(Unaudited)     1,242,374      $12   $1,444,070  $(1,408,298)  $35,784
                =========   =======  ==========  ===========  ========





















See Notes to the Financial Statements.

                                                         Page 2 of 8
                        DAINE INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                      For The Three Months Ended
                                             December 31,
                                           2001       2000
                                         ----------------------

Interest Income                         $     195   $   1,075

General and Administrative Expenses       (10,145)     (4,773)
                                        ----------   ----------
Income (Loss) Before Income Taxes          (9,950)     (3,698)

Income Tax Expense                             -0-         -0-
                                        ----------   ----------

NET INCOME (LOSS)                       $   (9,950)    (3,698)
                                        ==========   =========

Basic and Diluted Earnings (Loss)
  Per Share                                   (.01)        NIL
                                        ==========   ==========
Weighted Average Number of Shares of
  Common Stock Outstanding - Basic
  and Diluted                           1,242,374    1,242,374
                                        ==========   ==========























See Notes to the Financial Statements.

                                                           Page 3 of 8
                        DAINE INDUSTRIES, INC.
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


                                         For The Six Months Ended
                                                December 31,
                                              2001       2000
                                         -----------------------

Interest Income                          $     553   $    2,156

General and Administrative Expenses        (15,711)     (12,158)
                                        ----------   ----------
Income (Loss) Before Income Taxes          (15,158)     (10,002)

Income Tax Expense                             600          455
                                        ----------   ----------

NET INCOME (LOSS)                          (15,758)  $  (10,457)
                                        ==========   ==========

Basic and Diluted Earnings (Loss)
  Per Share                              $    (.01)  $     (.01)
                                        ==========   ==========
Weighted Average Number of Shares of
  Common Stock Outstanding - Basic
  and Diluted                            1,242,374    1,242,374
                                        ==========   ==========

























See Notes to the financial Statements.

                                                           Page 4 of 8
                        DAINE INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                            For The Six Months Ended
                                                   December 31,
                                                 2001       2000
                                                -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                             $(15,758)  $(10,457)
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
   Change in Assets and Liabilities:
    Increase (Decrease) in Accounts Payable
     & Accrued Expenses                             -0-     (1,500)
                                                -------    -------
 Net Cash Provided By (Used In) Operating
  Activities                                    (15,758)   (11,957)

Cash and Cash Equivalents at
  Beginning of Period                            56,042     86,766
                                                -------    -------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                    40,284   $ 74,809
                                                =======    =======

Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Period for:
     Interest                                  $    -0-   $    -0-
     Taxes                                     $    600   $    455





















See Notes to the financial Statements.

                                                           Page 5 of 8
                        DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                              (Unaudited)

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

        Daine Industries, Inc. (Daine) is a Delaware corporation. Daine owned 100% of the stock of Lite King Corp. (LKC) a New York corporation through November 19, 1998. Daine's principal purpose was to acquire and merge with an operating company. LKC's principal business was the manufacture and assembly of electrical wiring devices, cord sets and sockets. LKC's customers consisted of manufacturers of lamps, chandeliers, Christmas and Halloween illuminated decorations, novelties, point of purchase displays, signs, and other electrical specialties.

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




                                              Page 6 of 8
                        DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                              (Unaudited)
                              (Continued)

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


NOTE 3: INCOME TAXES

        Income taxes are accrued at the statutory U.S. and state income tax rates.

        Current income tax expense for December 31, 2000 is principally due to state and local income taxes based upon capital.

                                            December 31,
                                           2001     2000
                                           ----     ----
        Current tax expense:
          Income tax at statutory rates    $600     $455
                                           ----     ----
        Total Tax Expense                  $600     $455
                                           ====     ====

        The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:
                                   Dec 31  June 30
                                    2001     2001
                                  -------  -------
          Deferred tax asset:
            Operating loss
            carryback             $ 49,000  $ 44,000
            Valuation allowance    (49,000)  (44,000)
                                  --------  --------
          Net deferred tax asset  $    -0-  $    -0-
                                  ========  ========








                                                          Page 7 of 8
                        DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                              (Unaudited)
                              (Continued)

        During the year ended June 30, 1999, Daine distributed the stock of its subsidiary Lite King to Daine shareholders in a tax free spinoff. Daine has generated operating loss carryforwards of approximately $113,000 which expire between 2019 and 2021. The tax benefits associated with these losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 4: POSTRETIREMENT EMPLOYEE BENEFITS

        The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 5: INTERIM FINANCIAL REPORTING

        The unaudited financial statements of the Company for the period July 1, 2001 through December 31, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

NOTE 7: CONTINGENCIES

        The Company as owner of a vehicle and the Company's president, as driver are defendants in a lawsuit in the County of Brooklyn, New York State seeking damages of $1,100,000 as a result of an accident. The Company has liability insurance in the amount of $1,000,000. The Company and its president have denied any and all liability and are being defended by the insurance company. The Company expects the lawsuit to be dismissed or to be settled within the policy limits. Accordingly, there has been no accrual for a contingent liability in these financial statements.




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

     During the six months ended December 31, 2001, the Registrant's only revenues consisted of interest income which amounted to $553. Total expenses amounted to $16,311, consisting of general and administrative expenses (primarily legal and accounting fees) of $15,711, and income tax expense of $600, resulting in a net loss of $15,758.

     For the six months ended December 31, 2000, the Registrant had a net loss of $10,457. The net loss of $10,457 was the result of interest income of $2,156, general and administrative expenses
(primarily legal and accounting expenses) of $12,158, and income tax expense of $455, resulting in a loss of $10,457.

     At December 31, 2001, the Registrant had total assets of $40,284, consisting of current assets of 40,284 (cash and cash equivalents), and fixed assets of $-0-. At June 30, 2001, the Registrant had total assets of $56,042, consisting of cash and cash equivalents (current assets) of $56,042 and fixed assets of $-0-.

     At December 31, 2001, the Registrant's total liabilities consisted of accounts payable and accrued expenses of $4,500. At June 30, 2001 total liabilities amounted to $4,500. Shareholders equity at December 31, 2001 amounted to $35,784 as compared with $51,742 as of June 30, 2001.

     The Registrant is actively seeking candidates for either acquisition or merger. Presently, management is in discussions for a potential merger. No assurance can be given that such acquisition or merger will occur in the near future.

                     PART II.  OTHER INFORMATION:


Item 1. Legal Proceedings.

     The Registrant as owner of a vehicle and the Company's president, as driver are defendants in a lawsuit in the County of Brooklyn, New York State seeking damages of $1,100,000 as a result of an accident. The Registrant has liability insurance in the amount of $1,000,000. The Registrant and its president have denied any and all liability and are being defended by the insurance company. The Registrant expects the lawsuit to be dismissed or to be settled within the policy limits.

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


                   By:  Arthur Seidenfeld
                            President
                     Dated: February 1, 2002