Form 10-Q
period 2002-03-31
DAINE INDUSTRIES INC
filed 2002-05-09
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 2002 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 0-17330

                               DAINE INDUSTRIES, INC.
-------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

Delaware                                            11-2881685
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

            P.O. Box 940007, Belle Harbor, New York 11694
-------------------------------------------------------------------------------
(Address of Principal Executive Office)             (Zip Code)

                        (718)318-0994
-------------------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
           (Registrant's Former Address)

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

                                           10Q-1


















                            DAINE INDUSTRIES, INC.
                            ----------------------

                             FINANCIAL STATEMENTS
                             --------------------

                                MARCH 31, 2002
                                --------------






















































                                   I N D E X





                                                                   Page
                                                                   ----

BALANCE SHEETS                                                       1


STATEMENTS OF SHAREHOLDERS' EQUITY                                   2


STATEMENTS OF OPERATIONS                                            3-4


STATEMENTS OF CASH FLOWS                                             5


NOTES TO THE FINANCIAL STATEMENTS                                   6-8






















                               DAINE INDUSTRIES, INC.
                                   BALANCE SHEETS

                                          March 31, 2002
                                           (Unaudited)       June 30,2001
                                          --------------     ------------

                                    A S S E T S
                                    -----------
CURRENT ASSETS
     Cash and Cash Equivalents              $   33,588         $   56,042
                                            ----------         ----------
     Total Current Assets                       33,588             56,042
                                            ----------         ----------

FIXED ASSETS, At Cost
     Machinery and Equipment                    31,032             31,032
     Less:  Accumulated Depreciation           (31,032)           (31,032)
                                            ----------         ----------
                                                   -0-                -0-
                                            ----------         ----------

TOTAL ASSETS                                $   33,588         $   56,042
                                            ==========         ==========



         L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
         -------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts Payable & Accrued Expenses    $    4,500         $    4,500
                                            ----------         ----------
     Total Current Liabilities                   4,500              4,500
                                            ----------         ----------

TOTAL LIABILITIES                                4,500              4,500
                                            ----------         ----------

SHAREHOLDERS' EQUITY
     Common Stock (Par Value
       $.00001) 50,000,000 shares
       authorized, 1,242,374
       shares issued and outstanding                12                 12
     Paid-In Capital                         1,444,070          1,444,070
     Retained Earnings (Deficit)            (1,414,994)        (1,392,540)
                                            ----------         ----------

TOTAL SHAREHOLDERS' EQUITY                      29,088             51,542
                                            ----------         ----------

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                   $   33,588         $   56,042
                                            ----------         ----------


See Notes to the Financial Statements.

                               DAINE INDUSTRIES, INC.
                         STATEMENTS OF SHAREHOLDERS' EQUITY
                   For The Period July 1, 2000 to March  31, 2002



                        Common Stock
                        ------------                                  Total
                       Number   $.00001                  Retained     Share-
                         of        Par       Paid-In     Earnings     holders'
                       Shares     Value      Capital     (Deficit)    Equity
                       ------   -------      -------     ---------    --------

BALANCES AT
JULY 1, 2000        1,242,374       $12   $1,444,070   $(1,363,316)   $80,766

Net Income (Loss)
for the Year Ended
June 30, 2001                                              (29,224)   (29,224)
                    ---------       ---   ----------   -----------    -------

BALANCES AT
JUNE 30, 2001       1,242,374        12    1,444,070    (1,392,540)    51,542

Net Income (Loss)
for the nine
months ended
March 31, 2002                                             (22,454)   (22,454)
(Unaudited)         ---------       ---   ----------   -----------    -------

BALANCES AT
MARCH 31, 2002
(Unaudited)         1,242,374       $12   $1,444,070   $(1,414,994)   $29,088
                    =========       ===   ==========   ===========    =======






















See Notes to the Financial Statements.

                               DAINE INDUSTRIES, INC.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                   For The Three Months Ended
                                                           March  31,
                                                   --------------------------
                                                       2002            2001
                                                    ---------       ---------

Interest Income                                    $       87      $      809

General and Administrative Expenses                    (6,783)         (7,138)
                                                    ---------       ---------
Income (Loss) Before Income Taxes                      (6,696)         (6,329)

Income Tax Expense                                        -0-             100
                                                    ---------       ---------

NET INCOME (LOSS)                                  $   (6,696)         (6,429)
-----------------                                   =========       =========

Basic and Diluted Earnings (Loss)
  Per Share                                              (.01)           (.01)
                                                    ---------       ---------
Weighted Average Number of Shares of
  Common Stock Outstanding - Basic
  and Diluted                                       1,242,374       1,242,374
                                                    =========       =========


























See Notes to the Financial Statements.

                               DAINE INDUSTRIES, INC.
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                    For The Nine Months Ended
                                                             March 31,
                                                    -------------------------
                                                       2002            2001
                                                    ---------       ---------

Interest Income                                     $     640       $   2,965

General and Administrative Expenses                   (22,494)        (19,296)
                                                    ---------       ---------

Income (Loss) Before Income Taxes                     (21,854)        (16,331)

Income Tax Expense                                        600             555
                                                    ---------       ---------

NET INCOME (LOSS)                                     (22,454)      $ (16,886)
-----------------                                   =========       =========

Basic and Diluted Earnings (Loss)
  Per Share                                         $    (.02)      $    (.01)
                                                    =========       =========

Weighted Average Number of Shares of
  Common Stock Outstanding - Basic
  and Diluted                                       1,242,374       1,242,374
                                                    =========       =========
























See Notes to the financial Statements.

                               DAINE INDUSTRIES, INC.
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                    For The Nine Months Ended
                                                             March 31,
                                                    -------------------------
                                                       2002            2001
                                                    ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                   $ (22,454)      $ (16,886)
  Adjustment to Reconcile Net Income to
  Net Cash Provided By (Used In)
  Operating Activities:
    Change in Assets and Liabilities:
      Increase (Decrease) in Accounts
      Payable & Accrued Expenses                          -0-          (1,500)
                                                    ---------       ---------

  Net Cash Provided By (Used In) Operating
    Activities                                        (22,454)        (18,386)

Cash and Cash Equivalents at
Beginning of Period                                    56,042          86,766
                                                    ---------       ---------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                          33,588       $  68,380
                                                    =========       =========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
  Interest                                          $     -0-       $     -0-
  Taxes                                             $     600       $     555



















See Notes to the financial Statements.

                               DAINE INDUSTRIES, INC.
                         NOTES TO THE FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

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

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            CASH AND CASH EQUIVALENTS
            -------------------------
            Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

            PROPERTY AND EQUIPMENT, At Cost
            -------------------------------
            Depreciation is calculated using the straight line method over the asset's estimated useful life, which generally approximates 10 years.

            ESTIMATES IN FINANCIAL STATEMENTS
            ---------------------------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               DAINE INDUSTRIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                  (Unaudited)
                                  (Continued)

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

            Current income tax expense for March 31, 2002 is principally due to state and local income taxes based upon capital.

                                                       March 31,
                                                    ---------------
                                                     2002     2001
                                                    ------   ------
            Current tax expense:
              Income tax at statutory rates         $  600   $  555
                                                    ------   ------
            Total Tax Expense                       $  600   $  555
                                                    ======   ======
            The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:

                                                  March 31     June 30
                                                    2002        2001
                                                  --------    --------
            Deferred tax asset:
            Operating loss                        $ 51,000    $ 44,000
            Valuation allowance                    (51,000)    (44,000)
                                                  --------    --------
            Net deferred tax asset                $    -0-    $    -0-
                                                  ========    ========

                               DAINE INDUSTRIES, INC.
                         NOTES TO THE FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)
                                   (Continued)

            During the year ended June 30, 1999, Daine distributed the stock of its subsidiary Lite King to Daine shareholders in a tax free spinoff. Daine has generated operating loss carryforwards of approximately $136,000 which expire between 2019 and 2021. The tax benefits associated with these losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 4:     POSTRETIREMENT EMPLOYEE BENEFITS

            The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 5:     INTERIM FINANCIAL REPORTING

            The unaudited financial statements of the Company for the period July 1, 2001 through March 31, 2002 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

                      PART I.  FINANCIAL INFORMATION
                               ---------------------


Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Daine Industries, Inc. ("The Registrant") was incorporated on
September 24, 1987 and is currently seeking to acquire an operating business. From February 1990 until November 19, 1998 the Registrant operated the business of Lite King Corp. and currently is a public vehicle to acquire an operating business.

     On February 26, 1990, the Registrant acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation ("Lite King"), a manufacturer and assembler of wiring devices, cord sets and sockets. On November 19, 1998, the Registrant filed a Form 10-SB to spin-off Lite King Corp's shares of common stock to its shareholders on a pro rata basis. The Registrant owned all of the 2,484,620 outstanding shares of Lite King which was distributed to its shareholders as of November 30, 1998 on the basis of one share of Lite King for each 100 shares of Daine held. The distribution of stock certificates of Lite King was made in May 1999. Lite King Corp. merged with National Cabling services in
March 2001.

     During the nine months ended March 31, 2002, the Registrant's only revenues consisted of interest income which amounted to $640. Total expenses amounted to $23,094, consisting of general and administrative expenses (primarily legal and accounting fees) of $22,494, and income tax expense of $600, resulting in a net loss of $22,454.

     For the nine months ended March 31, 2001, the Registrant had a net loss of $16,886. The net loss of $16,886 was the result of interest income of $2,965, general and administrative expenses (primarily legal and accounting expenses) of $19,296, and income tax expense of $555, resulting in a loss of $16,886.

     At March 31, 2002, the Registrant had total assets of $33,588, consisting of current assets of 33,588 (cash and cash equivalents), and fixed assets of $-0-. At June 30, 2001, the Registrant had total assets of $56,042, consisting of cash and cash equivalents (current assets) of $56,042 and fixed assets of $-0-.

     At March 31, 2002, the Registrant's total liabilities consisted of accounts payable and accrued expenses of $4,500. At June 30, 2001 total liabilities amounted to $4,500. Shareholders equity at March 31, 2002 amounted to $29,088 as compared with $51,541 as of June 30, 2001.

     The Registrant is actively seeking candidates for either acquisition or merger. No assurance can be given that such acquisition or merger will occur in the near future.










                               PART II.  OTHER INFORMATION
                                         -----------------


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


                 By:  Arthur Seidenfeld
                      President
                      Dated: May 1, 2002