Form 10-K
period 2002-06-30
DAINE INDUSTRIES INC
filed 2002-09-17
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934(Fee Required)

For the Fiscal Year Ended June 30, 2002
Commission File Number 2-80891-NY

                       DAINE INDUSTRIES, INC.
       ------------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)

          Delaware                          11-2881685
       ------------------------------------------------------
       (State or other jurisdiction of  (I.R.S. Employer
        Incorporation or Organization)   Identification Number)

              461 Beach 124 St. Belle Harbor, NY 11694
       ------------------------------------------------------
       (Address of Principal Executive Office)     (Zip Code)

                          (718) 318-0994
       ------------------------------------------------------
        (Registrant's Telephone Number, Including Area Code)

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

       Yes / X /           No /   /.

Indicate by check if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of September 3, 2002, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 3, 2002 was 1,242,394.


                        DAINE INDUSTRIES, INC.

                                PART I

Item 1.  Business.

Daine Industries, Inc. ("The Registrant") was incorporated on September 24, 1987 and is currently seeking to acquire an operating business. From February 1990 until November 19, 1998, the Registrant operated the business of Lite King Corp. and currently is a public vehicle to acquire an operating business.

On February 26, 1990, the Registrant acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation ("Lite King"), a manufacturer and assembler of wiring devices, cord sets and sockets. On November 19, 1998, the Registrant filed a Form 10-SB to spin-off Lite King Corp's shares of common stock to its shareholders on a pro rata basis. The Registrant owned all of the 2,484,620 outstanding shares of Lite King which was distributed to its shareholders as of November 30, 1998 on the basis of one share of Lite King for each 100 shares of Daine held pre-split. The distribution of stock certificates of Lite King was made in May 1999.

Management of the Registrant believes the two companies as separate entities may create additional value for the shareholders. There is no assurance of any trading market developing. Management will attempt to use the Registrant as a "shell" vehicle to acquire an operating business.

During the fiscal year ended June 30, 2002, the Registrant had a net loss of $27,106. For the year ended June 30, 2001, the Registrant had a net loss of $29,224.

Item 2.   Properties

As of June 30, 2002, the Registrant owned no property. The Registrant's office is located in the office of Modern Technology Corp., an affiliated company.

Item 3.   Legal Proceedings

The Registrant as owner of a vehicle and the Registrant's president, as driver, are defendants in a lawsuit in the County of Brooklyn, New York State seeking damages of $1,100,000 as a result of an accident. The Registrant has liability insurance in the amount of $1,000,000. The Registrant and its president have denied any and all liability and are being defended by the insurance company. The Registrant expects the lawsuit to be dismissed or to be settled within the policy limits.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.


                                PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders
Matters.

The following table sets forth, for the periods indicated the Company's common stock as published by the National Daily Quotation Service. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                     High Bid           Low Bid

Quarter ended September 30, 2000        *                  *
Quarter ended December 31, 2000         *                  *
Quarter ended March 31, 2001            *                  *
Quarter ended June 30, 2001             *                  *
Quarter ended September 30, 2001        *                  *
Quarter ended December 31, 2001         *                  *
Quarter ended March 31, 2002            *                  *
Quarter ended June 30, 2002             *                  *

    - there were no pink sheet market makers for the Registrant's common stock; no price information was available.

On August 26, 2002, there was no market for the shares of the Registrant. Number of shareholders of record on August 26, 2002 was 661.

Dividends- the Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future. In May 1999, the registrant distributed 2,484,620 shares of its former subsidiary Lite King Corp. in a tax-free distribution to its shareholders.

Item 6.   Selected Financial Data

                                For The Year Ended June 30,
                         2002              2001              2000
                       --------          --------          --------
Interest Income        $    711          $  3,417          $  4,438
Net Income (Loss)       (27,106)          (29,224)          (32,522)
Net Income (Loss)
   Per Share            $ (.02)           $(.02)             $(.03)
Total Assets             28,936            56,042            86,766
Long Term Debt              -0-               -0-               -0-
Dividends                   -0-               -0-               -0-







Item 7.  Management's Discussion and Analysis of Results of Operations.

The Registrant's net loss for the year ended June 30, 2002 can be primarily attributed to general and administrative expenses (primarily accounting and legal expenses) of $26,895 and depreciation and amortization expense of $-0-, and income tax expense of $922. For the year ended June 30, 2001, general and administrative expenses (primarily accounting and legal expenses) amounted to $29,922 and depreciation and amortization expenses of $-0-, and income tax expense of $2,719.

Interest income declined from $711 during the year ended June 30, 2002 from $3,417 generated during the year ended June 30, 2001. For the year ended June 30, 2000, interest income amounted to $4,438. The varying interest income figures listed above reflects declining cash balances from fiscal years 2000-2002 and lower interest rates.

No salaries were paid to officers of the Registrant during fiscal years 2000, 2001 and 2002.

The Registrant has financed its activities primarily from prior operating activities. For fiscal years 2000, 2001 and 2002, cash flows from investing activities have not been material. For fiscal years 2002 and 2001, cash flows from financing activities have been immaterial.

As of June 30, 2002, the Registrant had total assets of $28,936, total liabilities of $4,500 and shareholders' equity of $24,436. June 30, 2002 figures for the Registrant include current assets of $28,936 (cash and cash equivalent), current liabilities of $4,500 consisting of accrued expenses, and shareholders equity of $24,436, consisting of common stock of $12, paid in capital of $1,444,070 and an accumulated deficit of $1,419,646. The current ratio (current assets to current liabilities) at June 30, 2002 was approximately 5:1.

As of June 30, 2001, the Registrant had total assets of $56,042, total liabilities of $4,500 and shareholders' equity of $51,542. June 30, 2001 figures for the Registrant include current assets of $56,042 (cash and cash equivalents), current liabilities of $4,500 (accrued expenses), and shareholders' equity of $51,542, consisting of common stock of $12, paid in capital of $1,444,070 and an accumulated deficit of $1,392,540. The current ratio (current assets to current liabilities) at June 30, 2001 was approximately 12:1.

As of June 30, 2000, the Registrant had total assets of $86,766, total liabilities of $6,000 and shareholders' equity of $80,766. June 30, 2000 figures for the Registrant include current assets of $86,766 (cash and cash equivalents), current liabilities of $6,000 (accrued expenses), and shareholders' equity of $80,766, consisting of common stock of $12, paid in capital of $1,444,070 and an accumulated deficit of $1,363,316. The current ratio (current assets to current liabilities) at June 30, 2000 was approximately 14:1. No financial data is presented for the fiscal years ended June 30, 1998 and 1999 as Lite King Corp was spun out to the Registrant's shareholders in 1998 and presentation of the data would not be comparative. Management is currently seeking out private companies for a possible merger, acquisition, although no assurance can be given that any of its efforts will lead to an eventual merger/acquisition in the near future. At the present time, management is currently in discussion for a potential merger/acquisition, although no assurance can be given that such discussion will lead to a merger/acquisition.

On July 24, 2000, the Registrant effected a one (1) for two hundred (200) reverse split of its common stock and reduced the number of authorized shares from 350,000,000 to 50,000,000. This reverse split was completed to make the Registrant more presentable to future merger/acquisition candidates.

Item 8.     Financial Statements.

Attached.

Item 9. Changes In and Disagreements with Accountants in Accounting and Financial Disclosure.

None.

                              PART III

Item 10.   Directors and Executive Officers

The executive officers and directors of the Registrant are as follows:

                    Age           Title               Term Expires
                    ---           -----               ------------
Arthur Seidenfeld    51    President and Director   Next annual meeting.
Anne Seidenfeld      89    Treasurer, Secretary and
                             Director               Next annual meeting.
Gerald Kaufman       61    Director                 Next annual meeting.

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

He is also President and Director of Modern Technology Corp., a public company. He was president of Lite King Corp., from 1989 until March 2001. He was also President and a Director of Davin Enterprises, Inc., (a publicly traded company that went public in Sept. 1987), from 1987 until December 1997 when Davin merged with Creative Masters International, a manufacturer of replica cars. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities. From December 1996 until December 1998, he was President and Director of Coral Development Corp., a public company which merged with Omnicomm Systems Inc., a company engaged in the computer software/internet field. He was President of Excess Materials Inc., a 70% owned subsidiary of Modern Technology Corp until early 2002 when Excess Materials Inc. was liquidated. From December 2000 until May 29, 2002 he was secretary and director of Scientio, Inc., a public company which was engaged in the software development field. On May 29, 2002, he became president and treasurer of Scientio Inc., which is no longer engaged in the software field and is seeking a merger/acquisition as a public company and he also remains a director of Scientio, Inc.

Anne Seidenfeld, Treasurer-Secretary and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is the Treasurer, Secretary and Director of Modern Technology Corp. and was secretary-treasurer of Lite King Corp. She was also treasurer-secretary of Excess Materials Inc. She was Treasurer, Secretary and Director of Coral Development Corp from December 1996 to December 1998 and was treasurer, secretary and director of Davin Enterprises, Inc. from 1987 until December 1997.

Gerald Kaufman, Director, has been a practicing attorney for over thirty years. He has served as a director of the Registrant, along with being a director of Modern Technology Corp. since 1990 and was a director of Lite King Corp from 1998 until 2001. He has been a director of Scientio Inc. since May 29, 2002. He has also been a director of American Mayflower Life Insurance Co. since 1973.

Arthur Seidenfeld is the son of Anne Seidenfeld.

No form 4 or 5 were required to be filed by officers or directors during the fiscal year ended June 30, 2001.

Item 11.  Management- Remuneration and Transactions.

The officers of the Registrant did not receive salaries from the Registrant during the year ended June 30, 2002.

                                  PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock (effective for 200/1 reverse split on July 24, 2000):



Title of Class Common Stock

                                Amount & Nature of      Percentage of
Name of Beneficial Owner       Beneficial Ownership         Class
------------------------       --------------------     -------------
Modern Technology Corp.
461 Beach 124 St.
Belle Harbor, New York               360,000                29.0%

Arthur Seidenfeld
461 Beach 124 St.
Belle Harbor, New York               180,000                14.5%

Anne Seidenfeld
461 Beach 124 Street
Belle Harbor, New York               100,000                 8.0%

American Israel Ventures Corp.
461 Beach 124 Street
Belle Harbor, New York                75,000                 6.0%

Arthur Seidenfeld and Anne Seidenfeld are president and secretary-treasurer respectively of Modern Technology Corp. and also own 48% and 12% respectively of the common stock of Modern Technology Corp. Arthur Seidenfeld owns 70% of the outstanding shares of American Israel Ventures Corp. Anne Seidenfeld owns 25% of the outstanding shares of American Israel Ventures Corp. Arthur Seidenfeld and Anne Seidenfeld are president and treasurer-secretary respectively of American Israel Ventures Corp.

b.  The shares owned by management are as follows:

Common Stock.
                                Amount & Nature of      Percentage of
Name of Beneficial Owner       Beneficial Ownership         Class
------------------------       --------------------     -------------
Arthur Seidenfeld                    180,000                14.5%
Anne Seidenfeld                      100,000                 8.0%
Gerald Kaufman                        15,000                 1.2%

Item 13.  Certain Relationships and Related Transactions.

The Registrant's corporate office is in the facility of Modern Technology Corp., an affiliated company.

Item 14.  Exhibits, Financial Statements and Schedules.

a)  Financial Statements and Financial Statement Schedules.

Balance Sheets- June 30, 2002 and 2001.
Statement of Shareholders' Equity For The Period July 1, 1999 to June 30,
2002.
Statement of Operations For The Year Years Ended June 30, 2002, 2001 and 2000. Statement of Cash Flows For The Years Ended June 30, 2002, 2001, and 2000. Notes to the Financial Statements For the Years Ended June 30, 2002, 2001 and 2000.

b)  Schedules

Other schedules not submitted are omitted because the information is included elsewhere in the financial statements of the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Securities Act of 1934 by Registrant which have not registered securities pursuant to Section 12 of the Securities Act of 1934:

c) No annual report or proxy material has been sent to security holders. When such report or proxy materials are furnished to securities holders subsequent to the filing of this report, copies shall be furnished to the Commission when sent to securities holders.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DAINE INDUSTRIES, INC.


                           BY: Arthur Seidenfeld
                                 President
                         Dated: September 3, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                             Title                      Date
----                             -----                      ----
Arthur Seidenfeld     President and Director            Sept. 3, 2002
                      Principal Executive Officer and
                      Principal Financial Officer

Anne Seidenfeld       Treasurer-Secretary and
                      Director                          Sept. 3, 2002

Gerald Kaufman        Director                          Sept. 3, 2002





















                          DAINE INDUSTRIES, INC.

                           FINANCIAL STATEMENTS

                          JUNE 30, 2002 AND 2001

























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












             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
             -------------------------------------------------

To the Board of Directors and Shareholders
DAINE INDUSTRIES, INC.
Brooklyn, New York


We have audited the accompanying balance sheets of DAINE INDUSTRIES, INC. as of June 30, 2002 and 2001 and the related statements of operations, statements of shareholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DAINE INDUSTRIES, INC. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
July 15, 2002
                                                             Page 1 of 9



                          DAINE INDUSTRIES, INC.
                             BALANCE SHEETS

                              A S S E T S

                                                    June 30,
                                               2002          2001

CURRENT ASSETS
     Cash and Cash Equivalents           $    28,936     $    56,042
                                         -----------     -----------
     Total Current Assets                     28,936          56,042
                                         -----------     -----------
FIXED ASSETS, At Cost
     Machinery and Equipment                  31,032          31,032
     Less:  Accumulated Depreciation         (31,032)        (31,032)
                                         -----------     -----------
                                         $       -0-             -0-
                                         -----------     -----------

TOTAL ASSETS                             $    28,936     $    56,042
                                         ===========     ===========

   L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
     Accrued Expenses                    $     4,500     $     4,500
                                         -----------     -----------
     Total Current Liabilities                 4,500           4,500
                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock (Par Value
       $.00001) 50,000,000 shares
       authorized, 1,242,394
       shares issued and outstanding              12              12
     Paid-In Capital                       1,444,070       1,444,070
     Retained Earnings (Deficit)          (1,419,646)     (1,392,540)
                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                    24,436          51,542
                                         -----------     -----------


TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                $    28,936     $    56,042
                                         ===========     ===========


See accompanying summary of accounting policies and notes to the financial statements.
                                                             Page 2 of 9



                          DAINE INDUSTRIES, INC.
                   STATEMENTS OF SHAREHOLDERS' EQUITY
               For The Period July 1,1999 to June 30, 2002



                      Common Stock                                Total
                    Number    $.00001               Retained      Share-
                      of        Par     Paid-In     Earnings     holders'
                    Shares     Value    Capital     (Deficit)     Equity
                   ---------  -------  ----------  -----------   --------
BALANCES AT
JULY 1, 1999       1,242,394    $12    $1,444,070  $(1,330,794)  $113,288

Net Income (Loss)
for the Year Ended
June 30, 2000                                          (32,522)   (32,522)
                   ---------    ---    ----------  -----------   --------
BALANCES AT
JUNE 30, 2000      1,242,394     12     1,444,070   (1,363,316)    80,766

Net Income (Loss)
for the Year Ended
June 30, 2001                                          (29,224)   (29,224)
                   ---------    ---    ----------  -----------   --------
BALANCES AT
JUNE 30, 2001      1,242,394     12     1,444,070   (1,392,540)    51,542
Net Income (Loss)
For the Year Ended
June 30, 2002                                          (27,106)   (27,106)
                   ---------    ---    ----------  -----------   --------
BALANCES AT
JUNE 30, 2002      1,242,394    $12    $1,444,070  $(1,419,646)  $ 24,436
                   =========    ===    ==========  ===========   ========
















See accompanying summary of accounting policies and notes to the financial statements.
                                                             Page 3 of 9



                          DAINE INDUSTRIES, INC.
                         STATEMENTS OF OPERATIONS




                                         For The Years Ended June 30,
                                        2002         2001         2000
                                     ----------   ----------   ----------

  Interest Income                    $      711   $    3,417   $    4,438

  General and Administrative
    Expenses                            (26,895)     (29,922)     (28,418)

  Depreciation and Amortization
    Expense                                 -0-          -0-       (8,662)
                                     ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES       (26,184)     (26,505)     (32,642)

  Income Tax Expense (Benefit)              922        2,719         (120)
                                     ----------   ----------   ----------
INCOME (LOSS)                        $  (27,106)  $  (29,224)  $  (32,522)
                                     ==========   ==========   ==========


Earnings (Loss) Per Share            $     (.02)  $     (.02)  $     (.03)
                                     ==========   ==========   ==========

Weighted Average Number of Common
  Stock Outstanding                   1,242,394    1,242,394    1,242,394
                                     ==========   ==========   ==========


















See accompanying summary of accounting policies and notes to the financial statements.
                                                             Page 4 of 9



                          DAINE INDUSTRIES, INC.
                         STATEMENTS OF CASH FLOWS


                                            For The Years Ended June 30,
                                            2002        2001        2000
                                         ---------   ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                      $(27,106)   $(29,224)   $(32,522)
  Adjustment to Reconcile Net Income
    to Net Cash Provided By (Used In)
    Operating Activities:
      Depreciation and Amortization
        Expense                               -0-         -0-       8,662
      Change in Assets and Liabilities:
        Increase (Decrease) in Accounts
          Payable and Accrued Expenses        -0-      (1,500)       (500)
                                         --------    --------    --------

  Net Cash Provided By (Used In)
      Operating Activities                (27,106)    (30,724)    (24,360)
                                         --------    --------    --------

     Net Increase (Decrease) in Cash and
       Cash Equivalents                   (27,106)    (30,724)    (24,360)

     Cash and Cash Equivalents at
       Beginning of Period                 56,042      86,766     111,126
                                         --------    --------    --------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                       $ 28,936    $ 56,042    $ 86,766
                                         ========    ========    ========


Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Year for:
          Interest                       $    -0-    $    -0-    $    -0-
          Income Taxes                   $    922    $  2,719    $    501










See accompanying summary of accounting policies and notes to the financial statements.
                                                             Page 5 of 9



                          DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000



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













                                                             Page 6 of 9



                          DAINE INDUSTRIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                             (Continued)


         ESTIMATES IN FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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











                                                             Page 7 of 9



                          DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
           FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                              (Continued)


NOTE 3:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Current income tax expense for June 30, 2002 and 2001 is principally due to state and local income taxes based upon capital.
                                                   June 30,
                                           2002      2001      2000
                                          -------   -------   -------
           Current tax expense (benefit):
             Income tax at
              statutory rates             $   922   $ 2,719   $   -0-
             Other differences                -0-       -0-      (120)
                                          -------   -------   -------
           Total Tax Expenses
             (Benefit)                    $   922   $ 2,719   $  (120)
                                          =======   =======   ========

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:

                                               June 30,
                                           2002        2001
                                        ---------   ---------
           Deferred tax asset:
             Operating loss
             carryback                   $ 52,200   $ 44,000
             Valuation allowance          (52,200)   (44,000)
                                         --------   --------
           Net deferred tax asset        $    -0-   $    -0-
                                         ========   ========

         The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $143,600. This loss is allowed to be offset against future income until the year 2022 when the NOL's will expire. The tax benefits associated with these losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 4:  POSTRETIREMENT EMPLOYEE BENEFITS

         The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.
                                                             Page 8 of 9



                          DAINE INDUSTRIES, INC.
                   NOTES TO THE FINANCIAL STATEMENTS
            FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                               (Continued)


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


























                                                             Page 9 of 9