Form 10-Q
period 2002-09-30
DAINE INDUSTRIES INC
filed 2002-10-18
CIK 824845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 2002 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 0-17330

                           DAINE INDUSTRIES, INC.
         ------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

            Delaware                            11-2881685
         ------------------------------------------------------
         (State or other jurisdiction of       (I.R.S. Employer
          Incorporation or Organization)        Identification Number)

           P.O. Box 940007, Belle Harbor, New York     11694
         ------------------------------------------------------
         (Address of Principal Executive Office)     (Zip Code)

                             (718) 318-0994
         ------------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)

         ------------------------------------------------------
                      (Registrant's Former Address)

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

                                   10Q-1


















                          DAINE INDUSTRIES, INC.

                           FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2002















































                               I N D E X





                                                        Page


BALANCE SHEETS                                           1


STATEMENTS OF SHAREHOLDERS' EQUITY                       2


STATEMENTS OF OPERATIONS                                 3


STATEMENTS OF CASH FLOWS                                 4


NOTES TO THE FINANCIAL STATEMENTS                       5-7




















                          DAINE INDUSTRIES, INC.
                              BALANCE SHEETS

                                              Sept. 30, 2002    June 30,
                                               (Unaudited)        2002
                                              --------------   ----------
                               A S S E T S

CURRENT ASSETS
  Cash and Cash Equivalents                     $   23,816     $   28,936
                                                ----------     ----------
  Total Current Assets                              23,816         28,936
                                                ----------     ----------

FIXED ASSETS, At Cost
  Machinery and Equipment                           31,032         31,032
  Less:  Accumulated Depreciation                  (31,032)       (31,032)
                                                ----------     ----------
                                                       -0-            -0-
                                                ----------     ----------

TOTAL ASSETS                                    $   23,816     $   28,936
                                                ==========     ==========


    L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses           $    4,500     $    4,500
                                                ----------     ----------
  Total Current Liabilities                          4,500          4,500
                                                ----------     ----------

SHAREHOLDERS' EQUITY
  Common Stock (Par Value
   $.00001) 50,000,000 shares
   authorized, 1,242,374
   shares issued and outstanding                        12             12
  Paid-In Capital                                1,444,070      1,444,070
  Retained Earnings (Deficit)                   (1,424,766)    (1,419,646)
                                                ----------     ----------

TOTAL SHAREHOLDERS' EQUITY                          19,316         24,436
                                                ----------     ----------

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                       $   23,816     $   28,936
                                                ==========     ==========


See notes to financial statements.
                                                               Page 1 of 7


                          DAINE INDUSTRIES, INC.
                   STATEMENTS OF SHAREHOLDERS' EQUITY
            For The Period July 1, 2001 to September 30, 2002



                      Common Stock
                    ----------------
                    Total                                          Total
                   Number   $.00001                Retained        Share-
                     of       Par     Paid-In      Earnings       holders'
                   Shares    Value    Capital      (Deficit)      Equity
                 ---------- -------  ----------   -----------    --------


BALANCES AT
JULY 1, 2001      1,242,374   $ 12   $1,444,070   $(1,392,540)   $ 51,542


Net Income (Loss)
for the year
ended June 30,
2002                                                  (27,106)    (27,106)
                  ---------   ----   ----------   -----------    --------

BALANCES AT
JUNE 30, 2002     1,242,374     12    1,444,070    (1,419,646)     24,436


Net Income (Loss)
for the three
months ended
Sept. 30, 2002
(Unaudited)                                            (5,120)     (5,120)
                  ---------   ----   ----------   -----------    --------

BALANCES AT
SEPT. 30, 2001
(UNAUDITED)       1,242,374   $ 12   $1,444,070   $(1,424,766)   $ 19,316
                  =========   ====   ==========   ===========    ========










See notes to financial statements.
                                                               Page 2 of 7


                         DAINE INDUSTRIES, INC.
                        STATEMENTS OF OPERATIONS
                              (Unaudited)



                                             For The Three Months Ended
                                                      Sept. 30,
                                             --------------------------
                                                  2002         2001
                                               ----------   ----------

Interest Income                                $       61   $      358

General and Administrative Expenses                (4,581)      (5,566)
                                               ----------   ----------

Income (Loss) Before Income Taxes                  (4,520)      (5,208)

Income Tax Expense                                    600          600
                                               ----------   ----------

NET INCOME (LOSS)                              $   (5,120)  $   (5,808)
                                               ----------   ----------
Earnings (Loss) Per Share - Basic
  and Diluted                                         NIL          NIL
                                               ==========   ==========
Weighted Average Number of
 Common Stock Outstanding - Basic
  and Diluted                                   1,242,374    1,242,374
                                               ==========   ==========

















See notes to financial statements.
                                                               Page 3 of 7


                        DAINE INDUSTRIES, INC.
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                             For The Three Months Ended
                                                      Sept. 30,
                                             --------------------------
                                                  2002         2001
                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                            $   (5,120)  $   (5,808)
                                               ----------   ----------

Net Cash Provided By (Used In)
    Operations Activities                          (5,120)      (5,808)


Cash and Cash Equivalents at
    Beginning of Period                            28,936       56,042
                                               ----------   ----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                  $   23,816   $   50,234
                                               ----------   ----------

Supplemental Disclosures of Cash Flow
  Information:

  Cash Paid During the Period for:
      Interest                                 $      -0-   $      -0-
      Income Taxes                             $      600   $      600


















See notes to financial statements.
                                                               Page 4 of 7


                           DAINE INDUSTRIES, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                (Unaudited)

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         Daine Industries, Inc. ("Daine") was incorporated on September 24, 1987 and is currently seeking to acquire an operating business. From February 1990 until November 19, 1998 Daine operated the business of Lite King Corp. and currently is a public vehicle to acquire an operating business.

         On February 26, 1990, Daine acquired substantially all of the assets (with the exception of the cash) and the business of Lite King Corporation ("Lite King"), a manufacturer and assembler of wiring devices, cord sets and sockets. On November 19, 1998, Daine filed a Form 10-SB to spin-off Lite King Corp's shares of common stock to its shareholders on a pro rata basis. Daine owned all of the 2,484,620 outstanding shares of Lite King which was distributed to its shareholders as of November 30, 1998 on the basis of one share of Lite King for each 100 shares of Daine held. The distribution of stock certificates of Lite King was made in May 1999. Lite King Corp. merged with National Cabling services in March 2001.

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

                         DAINE INDUSTRIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                             (Unaudited)
                             (Continued)

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

         Current income tax expense for September 30, 2002 and 2001 is principally due to state and local income taxes based upon capital. Deferred tax liabilities relate to depreciation timing differences.
                                               September 30,
                                             2002        2001
                                            ------      ------
         Current tax expense
           Income tax at statutory rates    $  600      $  600
                                            ------      ------
         Total Tax Expense                  $  600      $  600
                                            ======      ======

         The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities are as follows:

                                           Sept. 30,    June 30,
                                             2002         2002
                                           ---------    --------
         Deferred tax asset:
           Operating loss carryback        $ 53,700     $ 52,200
           Valuation allowance              (53,700)     (52,200)
                                           --------     --------
         Net deferred tax asset            $    -0-     $    -0-
                                           ========     ========

                            DAINE INDUSTRIES, INC.
                     NOTES TO THE FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (Unaudited)
                                 (Continued)

         The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $145,100. This loss is allowed to be offset against future income until the year 2022 when the NOL's will expire. The tax benefits associated with these losses have been fully reserved in the valuation allowance due to Daine's lack of operating profitability.

NOTE 4:  POSTRETIREMENT EMPLOYEE BENEFITS

         The company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 5:  INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period July 1, 2002 through September 30, 2002 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

     During the three months ended September 30, 2002, the Registrant's only revenues consisted of interest income which amounted to $61. Total expenses (excluding income tax expense) amounted to $4,581, consisting of general and administrative expenses (primarily legal and accounting fees). Income tax expense amounted to $600. The two expense items offset by interest income resulted in a net loss of $5,120.

     For the three months ended September 30, 2001, the Registrant had a net loss of $5,808. The net loss of $5,808 was the result of interest income of $358, general and administrative expenses (primarily legal and accounting expenses) of $5,566, and income tax expense of $600, resulting in a loss of $5,808.

     At September 30, 2002, the Registrant had total assets of $23,816, consisting of current assets of 23,816 (cash and cash equivalents), and fixed assets of $-0-. At June 30, 2002, the Registrant had total assets of $28,936, consisting of cash and cash equivalents (current assets) of $28,936 and fixed assets of $-0-.

     At September 30, 2002, the Registrant's total liabilities consisted of accounts payable and accrued expenses of $4,500. At June 30, 2002 total liabilities amounted to $4,500. Shareholders equity at September 30, 2002 amounted to $19,316 as compared with $24,436 as of June 30, 2002.

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


                 By:  Arthur Seidenfeld
                      President
                      Dated: October 18, 2002